Form 10QSB
period 1999-03-31
PFSB BANCORP INC
filed 1999-05-17
CIK 1075118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------
                                  FORM 10-QSB
                              -------------------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 1999
                                -------------------

                                      or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number     0-25355
                      ------------------------------------

                              PFSB BANCORP, INC.
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Missouri                                              31-1627743
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification NO.)

 P.O. Box 72, Palmyra, MO                         63461
---------------------------------              ------------
(Address of principal executive offices)        (Zip Code)


       573-769-2134
---------------------------------
(Issuer's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X     No____
                                      -----


As of May 13, 1999, there were 559,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                                   Yes____  No  X
                                              -----

                       PFSB BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QBS
                                MARCH 31, 1999

INDEX                                                                 PAGE
-----                                                                 ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                         1

  CONSOLIDATED STATEMENTS OF INCOME                                      2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          7-10


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                              11

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

ITEM 5 - OTHER INFORMATION                                              11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               12

SIGNATURES

                       PFSB BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)


                                                                                        March 31,    September 30,
                                                                                           1999          1998
                                                                                       ------------  -------------
                                                                                        (Unaudited)
ASSETS

Cash (includes interest-bearing deposits of $8,968 and $1,004, respectively)               $ 9,296         $ 2,268
Investment securities
  Available-for-sale, at fair value                                                          4,324           7,087
  Held-to-maturity (fair value of $6,693 and $5,640, respectively)                           6,708           5,589
Mortgage-backed securities held-to-maturity (fair value of $2,307
    and $2,624 respectively)                                                                 2,311           2,584
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                         391             373
Loans receivable, net (allowance for loan losses of $280 at March 31, 1999
 and $280 at September 30, 1998)                                                            40,665          40,513
Accrued interest receivable                                                                    429             444
Premises and equipment                                                                         526             562
Foreclosed real estate                                                                          94              --
Other assets                                                                                    35              56
                                                                                           -------         -------

                                     TOTAL ASSETS                                          $64,779         $59,476
                                                                                           =======         =======


LIABILITIES AND EQUITY

Liabilities
  Deposits                                                                                 $53,835         $52,724
  Advances from FHLB                                                                            --             500
  Advances from borrowers for property taxes and insurance                                      31              50
  Other liabilities                                                                            132             154
                                                                                           -------         -------
                                   TOTAL LIABILITIES                                       $53,998         $53,428


Equity
  Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued and
   outstanding at March 31, 1999, none issued and outstanding at September 30, 1998              6              --
  Additional paid-in capital                                                                 5,055              --
  Retained earnings - substantially restricted                                               6,149           6,017
  Unrealized gain on securities, net of taxes                                                   18              31
  Unearned ESOP shares                                                                        (447)             --
                                                                                           -------         -------
                                       TOTAL EQUITY                                        $10,781         $ 6,048
                                                                                           -------         -------

                                TOTAL LIABILITIES AND EQUITY                               $64,779         $59,476
                                                                                           =======         =======

See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)


                                                                  Three Months Ended   Six Months Ended
                                                                       March  31,         March 31,
                                                                   1999       1998      1999      1998
                                                                  ---------------------------------------
                                                                                 (Unaudited)
INTEREST INCOME:
 Mortgage loans                                                   $  773     $  758    $1,538    $1,522
 Consumer and other loans                                              8          9        17        17
 Investment securities                                               192        226       380       420
 Mortgage-backed securities                                           39          2        81        52
   Interest-bearing deposits                                          34         65        64        88
                                                                  ------     ------    ------    ------

TOTAL INTEREST INCOME                                              1,046      1,060     2,080     2,099

INTEREST EXPENSE:
   Deposits                                                          667        659     1,353     1,328
   Advances from FHLB                                                 --         --         8         9
                                                                  ------     ------    ------    ------
TOTAL INTEREST EXPENSE                                               667        659     1,361     1,337
                                                                  ------     ------    ------    ------
NET INTEREST INCOME                                                  379        401       719       762

PROVISION FOR LOAN LOSSES                                             --         --        --        --
                                                                  ------     ------    ------    ------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                            379        401       719       762


NON-INTEREST INCOME (LOSS):
   Service charges and other fees                                     15         19        30        34
   Income from foreclosed assets                                       9         --         1        --
   Gain (loss) on sale of investment                                   7         --        11        --
   Gain (loss) on disposal of premises & equipment                    --          1        52         1
   Other                                                               4          5         6         6
                                                                  ------     ------    ------    ------
TOTAL NON-INTEREST INCOME                                             35         25       100        41

NON-INTEREST EXPENSE:
  Employee salaries and benefits                                     159        137       324       289
  Occupancy costs                                                     37         36        70        66
  Advertising                                                         10          7        18        16
  Data processing                                                     26         36        49        56
  Federal insurance premiums                                           4          4        12        12
  Other                                                               77         53       138       115
                                                                  ------     ------    ------    ------
TOTAL NON-INTEREST EXPENSE                                           313        273       611       554
                                                                  ------     ------    ------    ------
INCOME BEFORE INCOME TAXES                                           101        153       208       249

INCOME TAXES                                                          38         53        76        86
                                                                  ------     ------    ------    ------

NET INCOME                                                        $   63     $  100    $  132    $  163
                                                                  ======     ======    ======    ======
NET INCOME PER SHARE                                              $ 0.12          *    $ 0.26         *
                                                                  ======     ======    ======    ======


*Operating as Palmyra Saving & Building Association, F.A., a mutual institution.

See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                      1999          1998
                                                                                    ----------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   132      $   163
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                         33           26
    Amortization of premiums and discounts                                                (2)          (3)
    Gain on sale of foreclosed real estate                                                (9)         ---
    Loan fee amortization and payoffs                                                     (2)          (1)
    Gain on sale of investments                                                          (11)          (4)
    Changes to assets and liabilities increasing (decreasing) cash flows
     Accrued interest receivable                                                          15           38
     Other assets                                                                         21            3
     Other liabilities                                                                   (14)         (99)
                                                                                     -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                163          123

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investment securities, held-to-maturity                                 (4,119)      (1,497)
  Proceeds from maturities and calls of investment
   securities, held-to-maturity                                                        3,007        1,790
  Purchase of investment securities, available-for-sale                               (1,997)      (2,495)
  Proceeds from maturities and calls of investment
   securities, available-for-sale                                                      4,745        4,200
  Purchase of mortgage-backed securities                                                  --         (375)
  Principal collected on mortgage-backed securities                                      273          273
  Purchase of FHLB stock                                                                 (17)          --
  Loans originated, net of repayments                                                    756        1,044
  Proceeds from sale of foreclosed assets                                                 95           --
  Purchase of mortgage loans                                                          (1,108)      (1,520)
  Proceeds from sale of education loans                                                   21            7
  Purchase of premises and equipment                                                     (44)         (69)
  Net book value of premises and equipment disposals                                      48           --
                                                                                     -------      -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                              1,660        1,358
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in deposits                                                             1,110        1,112
  Repayment of FHLB advances                                                            (500)      (1,000)
  Net increase (decrease) in advances for taxes and insurance                            (18)         (24)
  Proceeds from sale of common stock                                                   5,060          ---
  Loan to ESOP                                                                          (447)         ---
                                                                                     -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              5,205           88
                                                                                     -------      -------
NET INCREASE IN CASH                                                                   7,028        1,569

CASH, BEGINNING OF PERIOD                                                              2,268        2,146
                                                                                     -------      -------
CASH, END OF PERIOD                                                                  $ 9,296      $ 3,715
                                                                                     =======      =======

                       PFSB BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements (except for the statements of financial condition on September 30, 1998, which are audited) have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1999, interim financial statements.

The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc should be read in conjunction with the audited financial statements and related notes included in the Company's Prospectus dated February 11, 1999.

NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------

On March 31, 1999, the Company became the holding company for Palmyra Savings (the "Bank) upon the Bank's conversion from a federally chartered mutual savings association to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 559,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $529,699 were $5,060,301, inclusive of $447,200 related to shares held by Palmyra Savings' Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.


NOTE C--Earnings Per Share
--------------------------

Earnings per share data is not relevant for any period prior to September 30, 1998 since the Company had no stockholders prior to the initial stock offering completed March 31, 1999. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no potentially dilutive securities outstanding as of March 31, 1999.

                                                        Three Months Ended    Six Months Ended
                                                            March  31,            March 31,
                                                         1999      1998        1999      1998
                                                      --------------------------------------------
                                                       (In thousands, except per share amounts)
Basic earnings per share:

  Income available to common shareholders                $  63         *      $ 132         *
                                                         =====     =====      =====      ====

  Average common shares outstanding                        514         *        514         *
                                                         =====     =====      =====      ====

  Basic earnings per share                               $0.12         *      $0.26         *
                                                         =====     =====      =====      ====

                       PFSB BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE D--Employee Stock Ownership Plan
-------------------------------------

In connection with the conversion to stock form, Palmyra Savings established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 44,720 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by Palmyra Savings, dividends received by the ESOP and any other earnings on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20% per year, beginning upon the completion of two years of service. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability or separation from service. Since Palmyra Savings' annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated
statements of financial condition.   Contributions to the ESOP shall be
sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

A summary of ESOP shares at March 31, 1999 is as follows:

Shares committed for release                                              -0-

  Unreleased shares                                                    44,720
                                                                    ---------
                                     TOTAL                             44,720
                                                                    =========

Fair value of unreleased shares                                      $447,200
                                                                    =========

                       PFSB BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE E--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six month periods ended March 31, 1999 and 1998, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and six month periods ended March 31, 1999 and 1998 is summarized as follows:

                                                                      Three Months Ended    Six Months Ended
                                                                          March  31,            March 31,
                                                                       1999       1998       1999      1998
                                                                    ----------------------------------------
                                                                             (Dollars in thousands)
Net income
Other comprehensive income:                                            $  63     $ 100       $ 132    $ 163

 Net unrealized holding gains (losses) on investments
  in debt and equity securities available-for-sale                        (8)       13          (2)     (11)

Adjustments for net securities (gains) losses realized
 in net income, net of applicable income taxes                            --        --          --       --
                                                                       -----     -----       -----    -----

Total other comprehensive income                                       $  55     $ 113       $ 130    $ 152
                                                                       =====     =====       =====    =====

Comprehensive income

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the PFSB Bancorp, Inc.'s (the "Company's") current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," " anticipates," " intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of the year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

General
-------

The Company is a Missouri corporation that was organized for the purpose of becoming the holding company for Palmyra Savings ("Bank") upon the Bank's conversion from a federal mutual savings association to a federal stock savings bank. The Bank's conversion was completed on March 31, 1999. The Bank's business consists principally of attracting retail deposits from the general public and using these funds to originate and purchase residential mortgage loans generally located in Missouri.

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives from its loans and investments, and the interest paid on deposits and borrowings. The Company's operating results are also affected by non-interest income and expenses. Non-interest income would include such items as loan service fees, service charges, and other fees. Non-interest expense would include such items as salaries and benefits, occupancy costs, data processing expenses, and other expenses.

The discussion and analysis included herein covers material changes in results of operations during the three month and six month periods ended March 31, 1999 and 1998 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1998.

Financial Condition At March 31, 1999 And September 30, 1998
------------------------------------------------------------

Total assets increased $5.3 million or 8.9% to $64.8 million at March 31, 1999 primarily due the stock conversion which was completed March 31, 1999 resulting in net proceeds to the Company of $5.1 million. The $8.0 million increase in interest-bearing deposits is due to a combination of stock conversion proceeds which have yet to be invested in long term assets and investment securities which were called before maturity and have not yet been reinvested. Deposits increased by $1.1 million or 2.1% due primarily to growth in passbook savings accounts.

The Bank had one short term Federal Home Loan Bank advance which was repaid early in the second quarter.

Results Of Operations For The Three Months Ended March 31, 1999 And 1998
------------------------------------------------------------------------

Net income for the three months ended March 31, 1999 decreased $37,000 or 37.0% compared to the three months ended March 31, 1998. Non-interest income increased $10,000, and income taxes decreased $15,000. However, those increases were offset by a $22,000 decrease in net interest income and a $40,000 increase in non-interest expense.

The $22,000 decrease in net interest income was due primarily to the decreased yield on investment securities. From March 31, 1998 to March 31, 1999, the net yield on investments decreased from 6.00% to 5.32%. Although investment securities and interest bearing deposits increased $5.2 million, the majority of this increase is attributable to the stock conversion and occurred in the last few days of the three month period ended March 31, 1999.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

The $10,000 increase in non-interest income is attributable to profit on the sale of foreclosed real estate, which amounted to $9,000 for the three month period ended March 31, 1999.

The $40,000 increase in non-interest expense is due in part to a $22,000 increase in employee expense which reflects the addition of three full-time employees, one of whom is to fill a vacancy created by the retirement of a branch manager on March 31, 1999. The remainder of the increase in non-interest expenses is primarily due to the cost of replacing forms and stationery due to the Banks name change as a result of the Bank's stock conversion.

The $15,000 decrease in income tax expense primarily reflected decreased pre-tax income.

Results Of Operations For The Six Months Ended March 31, 1999 And 1998
----------------------------------------------------------------------

Net income for the six months ended March 31, 1999 decreased $31,000 or 18.9% compared to the six months ended March 31, 1998. Non-interest income increased $59,000, and income taxes decreased $10,000. However, those increases were offset by a $43,000 decrease in net interest income and a $57,000 increase in non-interest expense.

The $43,000 decrease in net interest income was due primarily to the decreased yield on investment securities. From March 31, 1998 to March 31, 1999 the net yield on investments decreased from 6.00% to 5.32%. Although investment securities and interest bearing deposits increased $5.2 million, the majority of this increase is attributable to the stock conversion and occurred in the last few days of the current period.

The $59,000 increase in non-interest income is attributable to the sale of the branch office building located in Kahoka, Missouri, and to profit on investment securities which were called prior to maturity. The Bank now rents back the premises from the purchaser.

The $57,000 increase in non-interest expense is due in part to a $35,000 increase in employee expense which reflects the addition of three full-time employees, one of whom is to fill a vacancy created by the retirement of a branch manager on March 31, 1999. The remainder of the increase in non-interest expense is primarily due to the cost of replacing forms and stationery due to the Bank's name change as a result of the Bank's stock conversion.

The $10,000 decrease in income tax expense primarily reflected decreased pre-tax income.

Liquidity And Capital Resources
-------------------------------

The Company's subsidiary, Palmyra Savings' primary sources of funds are maturities and prepayments of investment securities, customer deposits, proceeds from principal and interest payments on loans and Federal Home Loan Bank of Des Moines advances. While investment securities maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, investment securities prepayments and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and interest-bearing deposits totaled $9.3 million, or 14.4% of total assets, and investment securities classified as available-for-sale totaled $4.3 million. At March 31, 1999, the Bank had no outstanding advances.

Office of Thrift Supervision regulations require savings institutions to maintain an average daily balance of liquid assets equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratio at March 31, 1999 was 18.5%.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At March 31, 1999, the Bank had approved loan commitments totaling $759,000 and had undisbursed loans in process of $446,000. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1999 totaled $22.4 million. Historically, the Bank has been able

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of March 31, 1999, Palmyra Savings complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 12.73%, 12.73% and 28.77%, respectively. Effective April 1, 1999 the regulatory core capital requirement increases to 4.0% for all savings associations except those with the top examination rating.

Year 2000 Issues
----------------

Palmyra Savings is a user of computers, computer software and equipment utilizing embedded microprocessors that may be effected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. This possibility poses several potential risks to the Company.

The Company is dependant on a third-party data processing center to process customers banking transactions. Failure of one or more of the data processing centers computers systems could result in the Company's inability to properly process customer transactions. This possibility could result in the loss of customers to other financial institutions, resulting in a loss of revenue.

Concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances following the Year 2000 date change could result in larger than normal deposit outflows prior to December 31, 1999. These possible outflows could result in liquidity shortages for the Company, which could cause loss of customer confidence. This possibility could also result in the loss of customers to other financial institutions, resulting in a loss of revenue.

Since it is not possible to predict the extent and longevity of such potential problems, management believes it is also not possible to estimate the potential lost revenue due to Year 2000 issues.

The Company has developed and is implementing a comprehensive plan to insure that all information and non-information technology assets are Year 2000 compliant. A complete inventory of all technology assets and a review of all third-party vendors and service providers was made to identify systems which posed potential Year 2000 problems. Having identified these internal and external components, the Company has replaced some of its computer hardware with Year 2000 compliant equipment. The Company has requested third-party providers to insure that their systems have been tested and are Year 2000 compliant. All major third-party providers have indicated that they expect to be Year 2000 compliant by the first quarter of 1999. Proxy testing and connectivity testing with the data processing center has been completed, and the data center has indicated that it is Year 2000 compliant. The Company has tested all internal hardware and software systems and determined that they are also Year 2000 compliant.

The Company's liquidity position is such that a short term increase in deposit outflows, if it should occur, should have no serious impact on operations.

The Company has developed a business resumption and contingency plan to document plans of action to be implemented if there is a Year 2000 disruption. Although the Company feel that the probability of an extended disruption is unlikely, the plan takes into account possible disruptions caused by the loss of utilities such as power, water or telecommunications. The Company is prepared to handle customers transactions off-line for a short period of time if necessary.

                       PFSB BANCORP, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The Company estimates its total costs relating to Year 2000 issues to be $82,000, of which approximately $66,000 has been incurred as of March 31, 1999.

The Company has implemented an aggressive information campaign to assure its customers and the community that they are prepared for the Year 2000, and to inform them of what they can do to make sure they are also prepared. So far Company personnel have participated in one community forum on Year 2000 issues, and a mailing to all our customers is being prepared.

                       PFSB BANCORP, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor Palmyra Savings is a party to any material legal proceedings at this time. From time to time Palmyra Savings is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.   Changes in Securities.  Not applicable.

b. Use of Proceeds. On March 31, 1999, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

     1. The effective date of the registration Statement on Form SB-2, as amended (File No. 333-69191) was February 11, 1999.

     2. The offering of securities was not underwritten. Trident Securities, Inc. acted as marketing agent.

     3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 859,625 shares at an offering price of $10.00 per share. The offering terminated on March 19, 1999 with the sale of 559,000 shares at a price of $10.00 per share.

     4. The total offering expenses incurred by the Company were $529,699, none of which were paid directly or indirectly to directors or officers of the Company or their associates.

     5. The net proceeds of the offering were $5.1 million of which $447,200 was loaned to the Bank's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the subsidiary bank and the remaining was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's Prospectus dated February 11, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

                       PFSB BANCORP, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

                                  (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     3.1  Articles of Incorporation of PFSB Bancorp, Inc.*

     3.2  Bylaws of PFSB Bancorp, Inc.*

     10.1  Palmyra Savings Employment Agreement with Eldon R. Mette

     10.2  Palmyra Savings Employment Agreement with Ronald L. Nelson

     27.0  Financial Data Schedule

b.   Reports on From 8-K

     None


* Incorporated by reference from the Form SB-2 (Registration No. 333-69191), as amended, as filed on December 18, 1998.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PFSB Bancorp, Inc.


          Date: May 17, 1999            By:/s/ Eldon R. Mette
                                           ----------------------------------
                                               Eldon R. Mette
                                               President and Chief Executive
                                               Officer



          Date: May 17, 1999            By:/s/ Ronald L. Nelson
                                           ----------------------------------
                                                Ronald L. Nelson
                                                Executive Vice President,
                                                Treasurer and Secretary