Form 10QSB
period 1999-06-30
PFSB BANCORP INC
filed 1999-08-16
CIK 1075118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 --------------------------------------------

                                  FORM 10-QSB

                            ----------------------



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   June 30, 1999
                                ------------------

                                    or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number             0-25355
                       ---------------------------------------


                              PFSB BANCORP, INC.
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Missouri                             31-1627743
  ---------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification NO.)

      P.O. Box 72, Palmyra, MO                      63461
   ---------------------------------            --------------
(Address of principal executive offices)          (Zip Code)

      573-769-2134
-----------------------------
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X      No
                      ---------    ----------



As of August 11, 1999, there were 559,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes            No     X
                      ----------     ----------

                       PFSB BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QBS
                                 JUNE 30, 1999

INDEX                                                           PAGE
-----                                                           ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                  1

  CONSOLIDATED STATEMENTS OF INCOME                               2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                           3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                   7-10

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                       11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                          11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

ITEM 5. OTHER INFORMATION                                        11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         12

SIGNATURES                                                       13


                       PFSB BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                                      June 30,    September 30
                                                                                                        1999          1998
                                                                                                     -----------  ------------
ASSETS                                                                                               (Unaudited)

   Cash (includes interest-bearing deposits of $1,269 and $1,004, respectively)                         $ 1,602        $ 2,268
    Investment securities:
       Available-for-sale, at fair value                                                                  9,927          7,087
       Held-to-maturity (fair value of $7,335 and $5,640, respectively)                                   7,484          5,589
    Mortgage-backed securities held-to-maturity (fair value of $3,837 and $2,624 respectively)            3,905          2,584
    Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                  391            373
    Loans receivable, net (allowance for loan losses of $280 at June 30, 1999 and $280 at                40,609         40,513
       September 30,1998)
    Accrued interest receivable                                                                             483            444
    Premises and equipment                                                                                  520            562
    Foreclosed real estate                                                                                   94             --
    Other assets                                                                                             43             56
                                                                                                        -------        -------

                                TOTAL ASSETS                                                            $65,058        $59,476
                                                                                                        =======        =======

LIABILITIES AND EQUITY

LIABILITIES
   Deposits                                                                                              54,313         52,724
    Advances from FHLB                                                                                       --            500
    Advances from borrowers for property taxes and insurance                                                 48             50
    Other Liabilities                                                                                        63            154
                                                                                                        -------        -------

                                TOTAL LIABILITIES                                                       $54,424        $53,428

EQUITY
    Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued and                          6             --
    Outstanding at June 30, 1999, none issued and outstanding at September 30, 1998
    Additional paid-in capital                                                                            4,975             --
    Retained earnings-substantially restricted                                                            6,246          6,017
    Unrealized gain on securities, net of taxes                                                            (157)            31
    Unearned ESOP shares                                                                                   (436)            --
                                                                                                        -------        -------

                                TOTAL EQUITY                                                            $10,634        $ 6,048
                                                                                                        -------        -------

                                TOTAL LIABILITIES AND EQUITY                                            $65,058        $59,476
                                                                                                        =======        =======



See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                                  Three Months Ended   Nine Months Ended
                                                                                       June 30,            June 30,
                                                                                    1999       1998      1999     1998
                                                                                               (Unaudited)
INTEREST INCOME:
   Mortgage loans                                                                   $  760     $  756    $2,298   $2,278
   Consumer and other loans                                                              7          9        24       26
   Investment securities                                                               239        188       619      608
   Mortgage-backed securities                                                           67         48       148      100
   Interest-bearing deposits                                                            38         20       102      108
                                                                                    ------     ------    ------   ------
TOTAL INTEREST INCOME                                                               $1,111     $1,021    $3,191   $3,120

INTEREST EXPRENSE:
   Deposits                                                                            649        669     2,002    1,997
   Advances from FHLB                                                                   --         --         8        9
                                                                                    ------     ------    ------   ------
TOTAL INTEREST EXPENSE                                                              $  649     $  669    $2,010   $2,006
                                                                                    ------     ------    ------   ------
NET INTEREST INCOME                                                                    462        352     1,181    1,114

PROVISION FOR LOAN LOSSES                                                               --         --        --       --
                                                                                    ------     ------    ------   ------
NET-INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    462        352     1,181    1,114

NON-INTEREST INCOME (LOSS):
   Service charges and other fees                                                       14         16        44       50
   Income from foreclosed assets                                                        --         --         1       --
   Gain (loss) on sale of investment                                                     3         --        44       --
   Gain (loss) on disposal of premises & equipment                                      (8)        --        14        1
   Other                                                                                 1          1         7        7
                                                                                    ------     ------    ------   ------
TOTAL NON-INTEREST INCOME                                                               10         17       110       58

NON-INTEREST EXPENSE:
   Employee salaries and benefits                                                      155        133       479      422
   Occupancy costs                                                                      35         28       105       94
   Advertising                                                                          15          9        33       25
   Data processing                                                                      21         19        70       75
   Federal insurance premiums                                                            3          4        15       16
   Other                                                                               100         59       238      174
                                                                                    ------     ------    ------   ------
TOTAL NON-INTEREST EXPENSE                                                             329        252       940      806
                                                                                    ------     ------    ------   ------
INCOME BEFORE INCOME TAXES                                                             143        117       351      366

INCOME TAXES                                                                            46         42       122      128
                                                                                    ------     ------    ------   ------
NET INCOME                                                                              97         75       229      238
                                                                                    ======     ======    ======   ======
NET INCOME PER SHARE                                                                 $0.19          *     $0.44        *
                                                                                    ======     ======    ======   ======

*Operating as Palmyra Saving & Building Association, F.A., a mutual institution.

See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                             Nine Months Ended
                                                                                                                 June 30,
                                                                                                              1999       1998
                                                                                                            ---------  --------
                                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                                   $   229   $   238
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                                  47        38
   Amortization of premiums and discounts                                                                         (2)       (5)
   Gain on sale of premises and equipment                                                                        (44)       --
   Gain on sale of foreclosed real estate                                                                         (9)       --
   Loan fee amortization and payoffs                                                                              (1)       (2)
   Gain on sale of investments                                                                                   (14)        2
   ESOP shares released                                                                                           11
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                                (39)       (5)
      Other assets                                                                                                13         9
      Other liabilities                                                                                           19      (132)
                                                                                                             -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                        210       143

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities, held-to-maturity                                                        (5,913)   (2,995)
   Proceeds from maturities and calls of investment securities, held-to-maturity                               4,027     2,290
   Purchase of investment securities, available-for-sale                                                      (8,677)   (3,993)
   Proceeds from maturities and calls of investment securities, available-for-sale                             5,545     5,500
   Purchase of mortgage-backed securities                                                                     (1,722)     (375)
   Principal collected on mortgage-backed securities                                                             401       425
   (Purchase)  Redemption of FHLB stock                                                                          (17)      107
   Loans originated, net of repayments                                                                         1,212     1,201
   Proceeds from sale of foreclosed assets                                                                        95        --
   Proceeds from sale of premises and equipment                                                                  100        --
   Purchase of mortgage loans                                                                                 (1,529)   (2,787)
   Proceeds from sale of education loans                                                                          42        88
   Purchase of premises and equipment                                                                            (61)     (125)
                                                                                                             -------   -------

NET CASH USED BY INVESTING ACTIVITIES                                                                        $(6,497)  $  (664)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                                    1,590       949
   Repayment of FHLB Advances                                                                                   (500)   (1,000)
   Net increase (decrease) in advances for taxes and insurance                                                    (3)       (8)
   Proceeds from sale of common stock                                                                          4,981        --
   Loan to ESOP                                                                                                 (447)       --
                                                                                                             -------   -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                             $ 5,621   $   (59)

NET DECREASE IN CASH                                                                                            (666)     (580)

CASH, BEGINNING OF PERIOD                                                                                      2,268     2,146
                                                                                                             -------   -------
CASH, END OF PERIOD                                                                                          $ 1,602   $ 1,566
                                                                                                             =======   =======

                       PFSB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements (except for the statements of financial condition on September 30, 1998, which are audited) have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1999, interim financial statements.

The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Prospectus dated February 11, 1999.

NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------

On March 31, 1999, the Company became the holding company for Palmyra Savings (the "Bank") upon the Bank's conversion from a federally chartered mutual savings association to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 559,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $608,237 were $4,981,763, inclusive of $447,200 related to shares held by Palmyra Savings' Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.


NOTE C--Earnings Per Share
--------------------------

Earnings per share data is not relevant for any period prior to September 30, 1998 since the Company had no stockholders prior to the initial stock offering completed March 31, 1999. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no potentially dilutive securities outstanding as of June 30, 1999.

                                                    Three Months Ended   Nine Months Ended
                                                         June 30,             June 30,
                                                      1999       1998       1999      1998
                                                   ----------  --------  ----------  ------
                                                   (In thousands, except per share amounts)
Basic earnings per share:

   Income available to common shareholders              $  97         *       $ 229       *
                                                   ==========  ========  ==========  ======

   Average common shares outstanding                      515         *         515       *
                                                   ==========  ========  ==========  ======

   Basic earnings per share                             $0.19         *       $0.44       *
                                                   ==========  ========  ==========  ======

                       PFSB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE D--Employee Stock Ownership Plan
-------------------------------------

In connection with the conversion to stock form, Palmyra Savings established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 44,720 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by Palmyra Savings, dividends received by the ESOP and any other earnings on ESOP assets. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20% per year, beginning upon the completion of two years of service. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability or separation from service. Since Palmyra Savings' annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

A summary of ESOP shares at June 30, 1999 is as follows:

   Shares committed for release                            1,118

   Unreleased shares                                      43,602
                                                        --------

                        TOTAL                             44,720
                                                        ========

   Fair value of unreleased shares                      $403,319
                                                        ========

                       PFSB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE E--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended June 30, 1999 and 1998, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and nine month periods ended June 30, 1999 and 1998 is summarized as follows:

                                                              Three Months Ended   Nine Months Ended
                                                                   June 30,             June 30,
                                                                 1999      1998      1999      1998
                                                              ----------  -------  ---------  -------
                                                                      (Dollars in thousands)
Net Income
Other comprehensive income:                                       $  97     $  75     $ 229     $ 238

Net unrealized holding gains (losses) on investments
 in debt and equity securities available-for-sale                  (175)       14      (188)       25

Adjustments for net securities (gains) losses realized
 in net income, net of applicable income taxes                       --        --        --        --
                                                                  -----     -----     -----     -----

Total other comprehensive income                                  $ (78)    $  89     $  41     $ 263
                                                                  =====     =====     =====     =====

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

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives from its loans and investments, and the interest paid on deposits and borrowings. Non-interest income and expenses also affect the Company's operating results. Non-interest income would include such items as loan service fees, service charges, and other fees. Non-interest expense would include such items as salaries and benefits, occupancy costs, data processing expenses, and other expenses.

The discussion and analysis included herein covers material changes in results of operations during the three month and nine month periods ended June 30, 1999 and 1998 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1998.

Financial Condition at June 30, 1999 and September 30, 1998
-----------------------------------------------------------

Total assets increased $5.6 million or 9.4% to $65.1 million at June 30, 1999 primarily due to the stock conversion which was completed March 31, 1999 resulting in net proceeds to the Company of $5.0 million. The $4.7 million increase in investment securities and the $1.3 million increase in mortgage-backed securities have been funded primarily from stock conversion proceeds. Deposits increased by $1.6 million or 3.0% due primarily to growth in passbook savings accounts.

The Bank had one short term Federal Home Loan Bank advance that was repaid early in the second quarter.

Results of Operations for the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------------------

Net income for the three months ended June 30, 1999 increased $22,000 or 29.3% to $97,000 compared to $75,000 for the three months ended June 30, 1998. The increase in net income was due primarily to an increase in net interest income of $110,000 or 31%, partially offset by a decrease in non-interest income of $7,000, an increase in income taxes of $4,000, and an increase in non-interest expense of $77,000, or 30.6% for the three months ended June 30, 1999 compared to the same period ended June 30, 1998.

Interest income increased $90,000 for the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998, while interest expense decreased $20,000, providing an increase in net interest income of $110,000. The increase in interest income was due to an increase in interest bearing deposits of $693,000, an increase in investment securities of $4.6 million,

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


and an increase in mortgage backed securities of $1.13 million. The increase in earnings as a result of the increase in interest earning assets was partially offset by a decrease in investment yield from 6.1% to 5.9% and a decrease in loan yield from 7.7% to 7.4% for June 30, 1999 compared to June 30, 1998. For the same period, the cost of deposits decreased from 5.1% to 4.7%.

Total non-interest expense increased $77,000 for the period. Of the increase $22,000 was due to increased employee costs and the addition of 3 full time employees, $6,000 was increased depreciation expense on additional equipment, $6,000 was increased advertising costs, $16,000 was increased printing and supply costs, and $6,000 was the cost of a Year 2000 mailing to our customers. The remaining difference can be attributed to overall rising costs.

Results of Operations for the Nine Months Ended June 30, 1999 and 1998
----------------------------------------------------------------------

Net income for the nine months ended June 30, 1999 decreased $9,000 or 3.8% to $229,000 compared to $238,000 for the nine months ended June 30, 1998. The decrease in net income was due primarily to an increase in non-interest expense of $134,000, or 16.6%, from $806,000 for the nine months ended June 30, 1998 to $940,000 for the nine months ended June 30, 1999. The increase in non-interest income was partially offset by an increase in net interest income of $67,000 or 6.0%, an increase in non-interest income of $52,000, and a decrease in income taxes of $6,000 over the same period. Non-interest expense increased $134,000 for the nine months ended June 30, 1999 compared to the same period ended June 30, 1998.

Interest income increased $71,000 for the nine month period ended June 30, 1999 as compared to the nine month period ended June 30, 1998. However interest expense increased $4,000 during the same period providing an increase in net interest income of $67,000. The increase in interest income was due to the increase in interest earning assets, which can be attributed primarily to the stock conversion which was completed March 31, 1999 resulting in net proceeds to the Company of $5.0 million. The benefits of this increase in interest earning assets was partially offset by a decrease in investment yield from 6.1% to 5.9% and a decrease in loan yield from 7.7% to 7.4% from June 30, 1999 compared to June 30, 1998. For the same period, the cost of deposits decreased from 5.1% to 4.7%.

Total non-interest expense increased $134,000 for the period. Of the increase $57,000 was due to increased employee costs and the addition of three full time employees, $28,000 was increased printing and office supply costs, $17,000 was due to increased depreciation expense on additional equipment, $11,000 was due to increased occupancy costs, $8,000 was due to increased advertising costs, and $5,000 was due to increased outside accounting costs. The remaining difference can be attributed to overall rising costs.

Liquidity and Capital Resources
-------------------------------

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

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1999, cash and interest-bearing deposits totaled $1.6 million, or 2.5% of total assets, and investment securities classified as available-for-sale totaled $9.9 million. At June 30, 1999, the Bank had no outstanding advances.

Office of Thrift Supervision regulations require savings institutions to maintain an average daily balance of liquid assets equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratio at June 30, 1999 was 27.6%.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At June 30, 1999, the Bank had outstanding loan commitments totaling $1.1 million and had undisbursed loans in process totaling $441,000. Certificates of

                       BANCORP, INC. AND SUBSIDIARY PFSB
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


deposit that are scheduled to mature in less than one year from June 30, 1999 totaled $22.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of June 30, 1999, Palmyra Savings complied with all regulatory capital requirements with tangible, core and risk-based capital ratios of 12.77%, 12.77% and 28.64%, respectively. Effective April 1, 1999 the regulatory core capital requirement increased to 4.0% for all savings associations except those with the top examination rating.

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

The Company is dependent on a third-party data processing center to process customers banking transactions. Failure of one or more of the data processing centers computers systems could result in the Company's inability to properly process customer transactions. This possibility could result in the loss of customers to other financial institutions, resulting in a loss of revenue.

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

The Company has developed and is implementing a comprehensive plan to insure that all information and non-information technology assets are Year 2000 compliant. A complete inventory of all technology assets and a review of all third-party vendors and service providers was made to identify systems which posed potential Year 2000 problems. Having identified these internal and external components, the Company has replaced some of its computer hardware with Year 2000 compliant equipment. The Company has requested third-party providers to insure that their systems have been tested and are Year 2000 compliant. All major third-party providers have indicated that they expect to be Year 2000 compliant by the first quarter of 1999. Proxy testing and connectivity testing with the data-processing center has been completed, and the data center has indicated that it is Year 2000 compliant. The Company has tested all internal hardware and software systems and determined that they are also Year 2000 compliant.

The Company's liquidity position is such that a short-term increase in deposit outflows, if it should occur, should have no serious impact on operations.

The Company has developed a business resumption and contingency plan to document plans of action to be implemented if there is a Year 2000 disruption. Although the Company feels that the probability of an extended disruption is unlikely, the plan takes into account possible disruptions caused by the loss of utilities such as power, water or telecommunications. The Company is prepared to handle customer's transactions off-line for a short period of time if necessary.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The Company estimates its total costs relating to Year 2000 issues to be $82,000, of which approximately $72,000 has been incurred as of June 30, 1999.

The Company has implemented an aggressive information campaign to assure its customers and the community that they are prepared for the Year 2000, and to inform them of what they can do to make sure they are also prepared. So far, Company personnel have participated in one community forum on Year 2000 issues, and a mailing to all our customers has been made.

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

Not applicable.

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

    27.0 Financial Data Schedule

b.  Reports on Form 8-K

    None



* Incorporated by reference from the Form SB-2 (Registration No. 333-69191), as amended, as filed on December 18, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PFSB Bancorp, Inc.


    Date: August 16, 1999            By:/s/ Eldon R. Mette
          ---------------               --------------------------------------
                                        Eldon R. Mette
                                        President and Chief Executive Officer



    Date:  August 16, 1999            By:/s/ Ronald L. Nelson
           ---------------            ----------------------------------------
                                        Ronald L. Nelson
                                        Executive Vice President, Treasurer
                                        and Secretary