Form 10KSB40
period 1999-09-30
PFSB BANCORP INC
filed 1999-12-28
CIK 1075118

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended September 30, 1999


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                        Commission File Number: 0-25355


                              PFSB BANCORP, INC.
                (Name of small business issuer in its charter)

           MISSOURI                                     31-1627743
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

123 West Lafayette Street, Palmyra, Missouri                63461
(Address of principal executive offices)                  (Zip Code)


        Issuer's telephone number, including area code: (573) 769-2134
      Securities registered pursuant to Section 12 (b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____
     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

     The issuer's gross revenues for the fiscal year ended September 30, 1999 were $4,435,995.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,023,498, based upon the average of the bid and asked price ($10.375 per share) as quoted on the OTC Bulletin Board for December 17, 1999. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of December 17, 1999 was 475,150.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Annual Report to Stockholders and of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

Transactional Small Business Disclosure Format (check one): Yes ___  No  X
                                                                        ---

                                     INDEX

                                      Part I

                                                                               Page
Item 1.   Description of Business............................................     3
Item 2.   Description of Properties..........................................    27
Item 3.   Legal Proceedings..................................................    27
Item 4.   Submission of Matters to a Vote of Securities
             Holders.........................................................    27

                                      Part II

Item 5.   Market for Common Equity and Related Stockholder Matters...........    28
Item 6.   Management's Discussion and Analysis or Plan of Operation..........    28
Item 7.   Financial Statements...............................................    28
Item 8.   Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................    28

                                      Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...............    28
Item 10.  Executive Compensation.............................................    28
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....    28
Item 12.  Certain Relationships and Related Transactions.....................    28
Item 13.  Exhibits and Reports on Form 8-K...................................    29

     This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on PFSB Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

     Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which PFSB Bancorp, Inc. operates, as well as nationwide, PFSB Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. PFSB Bancorp, Inc. assumes no obligation to update any forward-looking statements.


                                    PART I

Item 1.   DESCRIPTION OF BUSINESS

General

     PFSB Bancorp, Inc., headquartered in Palmyra, Missouri, was formed in November 1998 as the holding company for Palmyra Savings in connection with the conversion of Palmyra Savings from mutual to stock form of ownership. The conversion was completed on March 31, 1999 through the sale of 559,000 shares of common stock by PFSB Bancorp at a price of $10.00 per share. PFSB Bancorp's sole business activity is the ownership of all of Palmyra Savings' capital stock. PFSB Bancorp does not transact any material business other than through its subsidiary, Palmyra Savings. PFSB Bancorp is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. PFSB Bancorp is listed on the OTC Bulletin Board under the symbol PFSI.

     Palmyra Savings' principal business is attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. Palmyra Savings is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Palmyra Savings' deposits have been federally insured by the Federal Deposit Insurance Corporation since 1938 and are currently insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Palmyra Savings has been a member of the Federal Home Loan Bank System since 1937.

Market Area

     Palmyra Savings conducts business from its main office in Palmyra (Marion County) and two branch offices located in Canton (Lewis County) and Kahoka (Clark County). Substantially all of Palmyra Savings' depositors live in Lewis, Clark and Marion Counties and most of Palmyra Savings' loans are secured by properties located in these counties. Lewis, Clark and Marion Counties are rural counties that historically have had higher unemployment and lower income than the rest of Missouri. The U.S. Service industries represent the largest group of employers in Lewis and Marion Counties, while farm-related businesses were the largest employers in Clark County. Manufacturing employment is most significant in Marion County. Industries located in the region include chemicals, automobile parts, electric utilities, and state and local government.

Competition

     Palmyra Savings faces intense competition in its primary market area for the attraction of deposits and in the origination of loans. Its most direct competition for deposits has historically come from the several commercial banks operating in Palmyra Savings' primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms and insurance companies. Particularly in times of high interest rates, Palmyra Savings has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. Palmyra Savings' competition for loans comes primarily from the commercial banks operating in its primary market area. Competition for deposits and the origination of loans may limit Palmyra Savings' growth in the future.

Lending Activities

     General. At September 30, 1999, Palmyra Savings' net loans receivable totaled $41.4 million, or 62.3% of total assets. Palmyra Savings has concentrated its lending activities on one- to four-family mortgage loans, with these loans amounting to 88.8% of loans at September 30, 1999. Palmyra Savings also originates multi-family, commercial real estate, land and residential construction loans, as well as loans secured by savings accounts. In addition, Palmyra Savings purchases participation interests in residential mortgage loans that are primarily secured by non-owner-occupied duplex properties, multi-family and commercial real estate loans. Purchased loan interests amounted to $6.9 million, or 16.6% of net loans, at September 30, 1999. A substantial portion of Palmyra Savings' mortgage loan portfolio is secured by real estate located in Missouri.

     Loan Portfolio Analysis. The following table sets forth the composition of Palmyra Savings' loan portfolio at the dates indicated. Palmyra Savings had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                     At September 30,
                                          -------------------------------------
                                                 1999               1998
                                          ------------------ ------------------
                                           Amount   Percent   Amount   Percent
                                          -------- --------- -------- ---------
                                                    (Dollars in Thousands)
Mortgage loans:
   One- to four-family...................  $37,600    88.79%  $36,801    88.91%
   Multi-family..........................      328     0.78       806     1.95
   Commercial............................    2,440     5.76     2,073     5.01
   Construction..........................    1,086     2.56       876     2.12
   Land..................................      408     0.96       420     1.01
                                           -------   ------   -------   ------
      Total mortgage loans...............  $41,862    98.85    40,976    99.00

Consumer loans:
   Education loans.......................      112     0.27        98     0.24
   Savings account loans.................      364     0.86       305     0.74
   Other.................................        9     0.02        10     0.02
                                           -------   ------   -------   ------
      Total consumer loans...............      485     1.15       413     1.00
                                           -------   ------   -------   ------
      Total loans, gross.................   42,347   100.00%   41,389   100.00%
                                                     ======             ======

Less:
   Undisbursed loan funds................      681                592
   Allowance for loan losses.............      280                280
   Deferred loan fees....................        1                  4
                                           -------            -------
      Loan receivable, net...............  $41,385            $40,513
                                           =======            =======

     One- to Four-Family Real Estate Loans. Palmyra Savings' primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Palmyra Savings also purchases participation interests in one- to four-family mortgage loans that are primarily secured by non-owner-occupied duplex properties located in other areas of Missouri. At September 30, 1999, $37.6 million, or 88.8%, of Palmyra Savings' total loans consisted of one- to four-family loans, of which $6.0 million were purchased loans. All one- to four-family mortgage loans are held in Palmyra Savings' portfolio for long-term investment.

     Palmyra Savings' residential mortgage loans are structured as either three- or five-year balloon loans with terms up to 30 years, or 20 years for non-owner occupied properties. The interest rate, fixed for the balloon term, is established by Palmyra Savings after an assessment of rates offered by competitors. The borrower is notified in writing 30 days before the end of the balloon term of the new interest rate that will be effective at the maturity of the balloon term. If the borrower accepts the new rate, a modification agreement is executed for another balloon term with an amortization schedule equal to the original amortization term less the prior balloon term(s). Palmyra Savings' residential mortgage loans do not have any annual interest rate adjustment limits, but have a lifetime interest rate adjustment limit of 6%. Palmyra Savings charges a prepayment penalty of 2% of the outstanding principal balance if a loan that has been outstanding five years or less is paid off before maturity. Missouri law prohibits Palmyra Savings from charging a prepayment penalty on a loan that has been outstanding for more than five years. Palmyra Savings' residential mortgage loans are generally underwritten, but not documented, according to secondary market guidelines.

     To a limited extent, Palmyra Savings originates mortgage loans secured by non-owner-occupied residential properties. Most of these loans are secured by rental properties or second residences. These loans are made on the same general terms as loans secured by owner-occupied properties, except that loan-to-value ratios are limited to a maximum of 75% and the terms are generally limited to no more than 20 years.

     The retention of balloon loans in Palmyra Savings' loan portfolio, which through the use of modification agreements function like adjustable rate mortgage loans, helps reduce Palmyra Savings' exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable rate mortgage loans allow Palmyra Savings to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations Palmyra Savings has no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in Palmyra Savings' cost of funds. Palmyra Savings believes these risks, which have not had a material adverse effect on Palmyra Savings to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     Palmyra Savings generally requires title insurance or an acceptable attorney's opinion on the status of its lien on all loans where real estate is the primary source of security. Palmyra Savings also requires that fire and casualty insurance and, if appropriate, flood insurance be maintained in an amount at least equal to the outstanding loan balance.

     Palmyra Savings' one- to four-family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. According to underwriting guidelines adopted by Palmyra Savings' Board of Directors, Palmyra Savings can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan. Generally, Palmyra Savings self insures the portion of the principal amount between 80% and 90% of the appraised value of the security property and requires private mortgage insurance on the portion of the principal amount that exceeds 90% of the appraised value of the security property. An independent certified appraiser appraises all non-owner-occupied properties and properties located outside of Palmyra Savings' primary market area. Otherwise appraisals are performed by either Eldon R. Mette, Palmyra Savings' President and Chief Executive Officer, or L. Edward Schaeffer, Palmyra Savings' Chairman of the Board. Only Mr. Schaeffer is a certified appraiser. If Mr. Mette or Mr. Schaeffer performs the property appraisal, he will abstain from voting on the loan application.

     Palmyra Savings originates fixed and adjustable rate mortgage loans and most of the residential mortgage loans that it purchases are adjustable rate mortgage loans.

     Multi-family and Commercial Real Estate Loans. Palmyra Savings occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. At September 30, 1999, $328,000, or 0.8%, of Palmyra Savings' total loans consisted of loans secured by multi-family residential property, all of which are purchased participation interests secured by properties located in Missouri, and $2.4 million, or 5.8%, of Palmyra Savings' total loans consisted of loans secured by commercial real estate, $577,000 of which are purchased participation interests. All purchased participation interests are underwritten according to the same standards that Palmyra Savings would use if it were originating the underlying loans. Palmyra Savings has no written or oral commitments with any institution to purchase a predetermined number or type of participation interests.

     At September 30, 1999, Palmyra Savings' commercial real estate loans are secured by churches, storefronts, a nursing home and a restaurant, all located in Missouri. At September 30, 1999, Palmyra Savings' largest multi-family or commercial real estate loan that Palmyra Savings originated was $200,000 and is secured by land located in Marion County, Missouri. The largest purchased multi-family or commercial real estate participation interest had an outstanding balance of $444,000 at September 30, 1999 and is secured by a nursing home located in Shelbina, Missouri.

     All multi-family loans and commercial real estate loans originated by Palmyra Savings are three- or five-year adjustable rate balloon loans with terms of up to 20 years. Multi-family loans and commercial real estate loans purchased by Palmyra Savings are also adjustable rate loan generally indexed to the prime rate and with terms of up to 25 years. Palmyra Savings requires appraisals of all properties securing multi-family loans and commercial real estate loans. If the property is located outside of Palmyra Savings' primary market area, appraisals are performed by an independent appraiser designated by Palmyra Savings, all of which are reviewed by management. Otherwise, appraisals are prepared by either Mr. Mette or Mr. Schaeffer as described above.

     Multi-family and commercial real estate lending affords Palmyra Savings an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Palmyra Savings seeks to minimize these risks by limiting the maximum loan-to-value ratio to up to 80% for multi-family loans (75% for commercial real estate loans) and strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. Palmyra Savings also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Residential Construction Loans. Palmyra Savings originates residential construction loans to local home builders and to individuals for the construction and acquisition of their personal residence. At September 30, 1999, residential construction loans amounted to $1.1 million, or 2.6% of Palmyra Savings' total loans.

     Palmyra Savings' construction loans to builders generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are usually made to the builder before there is an identified buyer for the completed home. Palmyra Savings lends to a limited number of local builders with whom it has long standing relationships and limits each builder to no more than three homes under construction at a time. At September 30, 1999, the largest amount of construction loans outstanding to one builder was $91,000, all of which was for speculative construction. Construction loans to individuals are made on the same terms as Palmyra Savings' one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

     Prior to making a commitment to fund a construction loan, Palmyra Savings requires an appraisal of the property by a staff appraiser. Palmyra Savings also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

     Construction lending affords Palmyra Savings the opportunity to earn higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. These loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, Palmyra Savings may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, Palmyra Savings may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     Palmyra Savings has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties. It is also Palmyra Savings' general policy to obtain regular financial statements from builders so that it can monitor their financial strength.

     Land Loans. Palmyra Savings occasionally originates loans secured by unimproved land, including small residential subdivisions in Palmyra Savings' primary market area. These loans have terms of three to 20 years and generally have adjustable interest rates. At September 30, 1999, land loans totaled $408,000, or 1.0% of total loans. The largest land loan at that date was $101,000.

     Consumer Loans. Historically, Palmyra Savings' consumer lending activities have been limited to guaranteed education loans and savings account loans. At September 30, 1999, consumer loans amounted to $485,000, or 1.2% of total loans. Palmyra Savings does not expect to become an active consumer lender, but intends to begin engaging, to a limited extent, in direct mobile home lending without the security of the underlying real estate. Currently, Palmyra Savings engages in a limited amount of direct mobile home lending but only with the security of the underlying real estate.

     Palmyra Savings originates insured education loans to out-of-state residents attending school in Missouri or to Missouri residents attending school outside of Missouri under federally sponsored programs. Palmyra Savings receives quarterly interest payments from the U.S. government on the outstanding loan while the borrower is attending school. When the borrower is required to repay the loan after graduation, Palmyra Savings sells the loan at par to the Missouri Higher Education Loan Authority.

     Palmyra Savings also offers loans secured by savings deposits at Palmyra Savings. Generally, these loans are made at an interest rate that is 3% above the account rate for up to 90% of the account balance and for a term of up to five years. If the loan is secured by a certificate of deposit, the loan term is generally matched with the remaining term on the certificate.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Loans to One Borrower. The maximum amount that Palmyra Savings may lend to one borrower is limited by federal regulations. At September 30, 1999, Palmyra Savings' regulatory limit on loans to one borrower was $1.3 million. At that date, Palmyra Savings' largest amount of loans to one borrower, including the borrower's related interests, was $538,000 and consisted of residential mortgage loans. These loans were performing according to their original terms at September 30, 1999.

     Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in Palmyra Savings' portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses. For purposes of the table, the contractual maturities of Palmyra Savings' three- and five-year balloon mortgage loans are reported over their respective amortization periods up to 30 years rather than as maturing at the end of the 3-year or 5-year balloon term. Given Palmyra Savings' experience with its borrowers, Palmyra Savings believes this presentation is appropriate.

                                                 After       After      After
                                                One Year    3 Years    5 Years
                                     Within     Through     Through    Through      Beyond
                                    One Year    3 Years     5 Years    10 Years    10 Years     Total
                                    --------    -------     -------    --------    --------   ---------
                                                         (Dollars in Thousands)
Mortgage loans:
 One- to four-family..............    $2,422     $3,166      $3,161      $8,098     $20,753    $37,600
 Multi-family.....................        14         32          37         117         128        328
 Commercial.......................       199        246         235         559       1,201      2,440
 Construction.....................     1,086         --          --          --          --      1,086
 Land.............................       135         48          40          90          95        408
Consumer loans:
 Education........................        71         38           3          --          --        112
 Savings account loans............       188         50          39          28          59        364
 Other............................         3          6          --          --          --          9
                                      ------     ------      ------      ------     -------    -------
  Total...........................    $4,118     $3,586      $3,515      $8,892     $22,236    $42,347
                                      ======     ======      ======      ======     =======    =======


     The following table sets forth the dollar amount of all loans due after September 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                Floating- or
                                     Fixed-      Adjustable-
                                      Rate         Rates
                                    --------    -----------
                                     (Dollars in Thousands)
Mortgage loans:
 One- to four-family..............    $  882    $34,296
 Multi-family.....................        --        314
 Commercial.......................        40      2,201
 Land.............................        41        232
Consumer loans:
 Education........................        41         --
 Savings account loans............       176         --
 Other............................         6         --
                                      ------    -------
  Total...........................    $1,186    $37,043
                                      ======    =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Palmyra Savings the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Palmyra Savings' lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Palmyra Savings' Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, referrals and existing customers. Palmyra Savings does not utilize mortgage brokers or other third-party originators. All loans are approved by Palmyra Savings' Board of Directors except for savings account loans which may be approved by a branch manager.

     Loan Originations, Purchases and Sales. Palmyra Savings primarily originates three- and five-year balloon mortgage loans with amortization terms of up to 30 years. Occasionally, Palmyra Savings originates fully amortizing fixed rate loans with terms of fifteen years or less.

     Palmyra Savings generally retains for its portfolio all of the loans that it originates and purchases. Occasionally, Palmyra Savings purchases participation interests in one- to four-family mortgage loans that are primarily secured by non-owner-occupied duplex properties, multi-family loans and commercial real estate loans. Generally, Palmyra Savings limits its participation interest in a loan to up to 80%. In the case of participations in one- to four-family mortgage loans, Palmyra Savings participates 80% and the lead lender retains the servicing rights. Palmyra Savings pays no fee on the loans it purchases.

     Palmyra Savings holds all loans for long-term investment purposes, except for government guaranteed student loans which are sold to the Missouri Higher Education Loan Authority at par when the borrower is required to begin repaying the loan.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                                               Years Ended
                                                                              September 30,
                                                                          --------------------
                                                                             1999       1998
                                                                          ---------   --------
                                                                              (In Thousands)
Total loans receivable, net, at beginning of period................       $  40,513   $ 38,394

Loans originated:
Mortgage loans:
 One- to four-family...............................................       $  12,517   $  8,742
 Commercial........................................................           1,509        408
 Construction......................................................           1,490      1,010
 Land..............................................................             208        192
                                                                          ---------   --------
  Total mortgage loans.............................................          15,724     10,352

Consumer loans:
 Education.........................................................              55         89
 Savings account...................................................             296        181
 Other.............................................................               1         13
                                                                          ---------   --------
  Total consumer loans.............................................             352        283
                                                                          ---------   --------
   Total loans originated..........................................          16,076     10,635

Loans purchased:
 One- to four-family...............................................           1,231      2,654
 Multi-family......................................................              --         83
 Commercial........................................................             450         --
 Construction......................................................             304         51
                                                                          ---------   --------
  Total loans purchased............................................           1,985      2,788

Loans sold:
  Education........................................................             (43)      (114)

Principal repayments...............................................         (17,232)   (11,475)
Increase (decrease) in other items, net............................              86        285
                                                                          ---------   --------
Net increase (decrease) in loans receivable, net...................             872      2,119
                                                                          ---------   --------

Total loans receivable, net, at end of period......................       $  41,385   $ 40,513
                                                                          =========   ========


     Loan Commitments. Palmyra Savings issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 1999, Palmyra Savings had loan commitments totaling $791,000, not including undisbursed portions of mortgage loans and consumer loans of $691,000.

     Loan Fees. In addition to interest earned on loans, Palmyra Savings receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Palmyra Savings charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At September 30, 1999, Palmyra Savings had $2,000 of deferred loan fees. Palmyra Savings recognized $3,000 and $3,000 of deferred loan fees during the years ended September 30, 1999 and 1998, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrowers fails to make a required loan payment, Palmyra Savings attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the fifth day of the month and a second late notice is mailed on the 15/th/ day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 25/th/ day of the month, additional contact is made either through additional notices or other means and Palmyra Savings will attempt to work out a payment schedule. While Palmyra Savings generally prefers to work with borrowers to resolve the problems, Palmyra Savings will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Palmyra Savings' Board of Directors is informed monthly of the amounts of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by Palmyra Savings.

     Palmyra Savings ceases accruing interest on mortgage loans when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Palmyra Savings does not accrue interest on mortgage loans past due 90 days or more when the estimated value of collateral and collection efforts are deemed insufficient to ensure full recovery. In the case of consumer loans, Palmyra Savings continues to accrue interest even if the loan is past due 90 days or more as the risk of loss to Palmyra Savings is minimal because Palmyra Savings' consumer loan portfolio consists primarily of government guaranteed education loans and savings account loans.

     The following table sets forth information with respect to Palmyra Savings' nonperforming assets at the dates indicated. Palmyra Savings had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated.

                                                                                     At September 30,
                                                                                 -----------------------
                                                                                     1999        1998
                                                                                 ----------    ---------
                                                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
 One- to four-family............................................................      $ 137        $ 196
 Commercial.....................................................................         --           23
                                                                                      -----        -----
  Total mortgage loans..........................................................        137          219
Consumer loans..................................................................         --           --
                                                                                      -----        -----
 Total..........................................................................        137          219
Accruing loans contractually past due 90 days or more...........................         --           --
                                                                                      -----        -----
Total of nonaccrual and 90 days past due loans..................................        137          219
Real estate owned...............................................................        100           --
                                                                                      -----        -----
   Total nonperforming assets...................................................      $ 237        $ 219
                                                                                      =====        =====

Nonaccrual and 90 days or more past due loans as a percentage
   of loans receivable, net.....................................................       0.33%        0.54%
Nonaccrual and 90 days or more past due loans as a percentage of total assets...       0.21%        0.37%
Nonperforming assets as a percentage of total assets............................       0.36%        0.37%


     Interest income that would have been recorded for 1999 had nonaccruing loans been current in accordance with their original terms amounted to approximately $13,000. The amount of interest included in interest income in 1999 on these loans amounted to approximately $6,000.

     Real Estate Owned. Real estate acquired by Palmyra Savings as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 1999, Palmyra Savings had foreclosed real estate of $100,000.

     Asset Classification. The Office of Thrift Supervision has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, Office of Thrift Supervision examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by Palmyra Savings.

     The aggregate amounts of Palmyra Savings' classified and special mention assets at the dates indicated were as follows:

                                                        At September 30,
                                                      --------------------
                                                         1999      1998
                                                      ---------  ---------
                                                         (In thousands)
Classified assets:
   Loss...........................................     $   --      $  --
   Doubtful.......................................         --         --
   Substandard....................................        137        219
   Special mention................................         --        432
                                                        -----      -----
                                                       $  137      $ 651
                                                        =====      =====

     At September 30, 1999, assets designated substandard consisted of six one- to four-family mortgage loans totalling $137,000.

     Allowance for Loan Losses. In originating loans, Palmyra Savings recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions.

     At September 30, 1999, Palmyra Savings had an allowance for loan losses of $280,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Palmyra Savings believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Palmyra Savings' loan portfolio, will not request Palmyra Savings to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Palmyra Savings' financial condition and results of operations.

     The following table sets forth an analysis of Palmyra Savings' allowance for loan losses.

                                                                                  Year Ended September 30,
                                                                                 ---------------------------
                                                                                     1999         1998
                                                                                 -----------    ------------
                                                                                    (Dollars in thousands)
Allowance at beginning of period............................................         $   280      $   255
Provision for loan losses...................................................              --           25
Recoveries..................................................................              --           --
Charge-offs.................................................................              --           --
                                                                                     -------      -------
Allowance at end of period..................................................         $   280      $   280
                                                                                     =======      =======

Allowance for loan losses as a percentage of total loans outstanding
   at the end of the period.................................................            0.66%        0.68%
Net charge offs (recoveries) as a percentage of average loans outstanding
   during the period........................................................              --           --
Allowance for loan losses as a percentage of nonperforming loans
   at the end of the period.................................................          203.75%      127.85%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                            At September 30,
                                                               -----------------------------------------
                                                                    1999                      1998
                                                               -------------------   -------------------
                                                                         Percent               Percent
                                                                       of Loans in           of Loans in
                                                                       Category to           Category to
                                                               Amount  Total Loans   Amount  Total Loans
                                                               ------  -----------   ------  -----------
                                                                           (Dollars in thousands)
Mortgage loans:
   One- to four-family.......................................    $155        88.79%    $145        88.91%
   Multi-family..............................................       7         0.78        8         1.95
   Commercial................................................      49         5.76       38         5.01
   Construction..............................................       1         2.56        2         2.12
   Land......................................................       8         0.96        2         1.01
Consumer.....................................................      --         1.15       --         1.00
Unallocated..................................................      60           --       85           --
                                                                 ----       ------     ----       ------
      Total allowance for loan losses........................    $280       100.00%    $280       100.00%
                                                                 ====       ======     ====       ======


Investment Activities

     Palmyra Savings is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Palmyra Savings may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Palmyra Savings are also required to maintain an investment in FHLB stock. Palmyra Savings is required under federal regulations to maintain a minimum amount of liquid assets.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Palmyra Savings does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

     All of Palmyra Savings' investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that Palmyra Savings may have to invest the funds at a lower interest rate. Palmyra Savings' investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Palmyra Savings' liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Palmyra Savings' credit and interest rate risk and risk-based capital is also considered. Palmyra Savings purchases investment securities to provide necessary liquidity for day-to-day operations. Palmyra Savings also purchases investment securities when investable funds exceed loan demand.

     The following table sets forth the amortized cost and fair value of Palmyra Savings's securities, by accounting classification and by type of security, at the dates indicated.

                                                                                  At September 30,
                                                                      --------------------------------------
                                                                            1999                1998
                                                                      ------------------   -----------------
                                                                        Carrying   Fair    Carrying   Fair
                                                                         Value     Value    Value     Value
                                                                      ----------  ------   --------- -------
                                                                                  (In thousands)
Available for sale:
   U.S. Government agency securities................................     $ 9,816  $ 9,816   $ 7,087  $ 7,087
                                                                         -------  -------   -------  -------
      Total available for sale......................................       9,816    9,816     7,087    7,087
                                                                         -------  -------   -------  -------

Held to maturity:
   U.S. Government agency securities................................       6,914    6,682     4,959    4,995
   Municipal........................................................         570      573       630      645
   Mortgage-backed securities.......................................       3,650    3,574     2,584    2,624
                                                                         -------  -------   -------  -------
      Total held to maturity........................................      11,134   10,829     8,173    8,264
                                                                         -------  -------   -------  -------
      Total.........................................................     $20,950  $20,645   $15,260  $15,351
                                                                         =======  =======   =======  =======

     Palmyra Savings purchases mortgage-backed securities when investable funds exceed loan demand. All of Palmyra Savings' mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid prior to maturity and that Palmyra Savings will have to reinvest the funds at a lower interest rate.

     Occasionally, Palmyra Savings invests in municipal obligations of local entities, such as the water authority, school districts, firehouses and jail. Generally, these obligations are not rated by a nationally recognized credit rating service.

     At September 30, 1999, Palmyra Savings did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of PFSB Bancorp's stockholders' equity at that date.

     The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Palmyra Savings' debt securities at September 30, 1999, all of which are available for sale. Certain U.S. Government agency obligations and municipal obligations are exempt from state taxation, but their yields have not been computed on a tax equivalent basis for purposes of the table.

                                  Less Than             One To            After Five To           After
                                   One Year           Five Years            Ten Years           Ten Years             Totals
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                       Weighted             Weighted             Weighted             Weighted             Weighted
                             Carrying   Average   Carrying  Average    Carrying   Average   Carrying   Average   Carrying   Average
                              Value      Yield    Value      Yield      Value      Yield     Value      Yield     Value      Yield
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                    (Dollars in thousands)
U.S. Government agency
   securities................  $  997      5.00%    $8,011      5.86%    $6,922      6.05%    $  800      7.00%   $16,730      5.94%
Municipal....................      60      4.73        330      5.17        180      5.53         --        --        570      5.24
Mortgage-backed securities...     156      6.00        308      7.66        565      6.18      2,621      6.62      3,650      6.61
                               ------               ------               ------               ------              -------
         Total...............  $1,213      5.12%    $8,649      5.89%    $7,667      6.05%    $3,421      6.71%   $20,950      6.04%
                               ======               ======               ======               ======              =======


Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for Palmyra Savings' lending and other investment activities. In addition, Palmyra Savings also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Palmyra Savings may use borrowings from the Federal Home Loan Bank of Des Moines to compensate for reductions in the availability of funds from other sources. Presently, Palmyra Savings has no other borrowing arrangements.

     Deposit Accounts. Nearly all of Palmyra Savings' depositors reside in Missouri. Palmyra Savings' deposit products include money market accounts, passbook accounts, and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. Palmyra Savings reviews its deposit mix and pricing weekly. Palmyra Savings does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     Palmyra Savings believes it is competitive in the interest rates it offers on its deposit products. Palmyra Savings determines the rates paid based on a number of factors, including rates paid by competitors, Palmyra Savings' need for funds and cost of funds, borrowing costs and movements of market interest rates.

     In the unlikely event Palmyra Savings is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to PFSB Bancorp as the sole stockholder of Palmyra Savings.

     The following table indicates the amount of Palmyra Savings' jumbo certificate accounts by time remaining until maturity as of September 30, 1999. Jumbo certificate accounts have principal balances of $100,000 or more.

                                              Certificates
Maturity Period                               of Deposits
---------------                              -------------

                                             (In thousands)
Three months or less.......................       $   568
Over three through six months..............           219
Over six through twelve months.............           525
Over twelve months.........................         1,094
                                                  -------
   Total...................................       $ 2,406
                                                  =======


     Deposit Flow. The following table sets forth the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Palmyra Savings between the dates indicated.

                                                                             At September 30,
                                                             ------------------------------------------------
                                                                         1999               1998
                                                             ------------------------------------------------
                                                                       Percent                        Percent
                                                                         of       Increase               of
                                                             Amount     Total     (Decrease)   Amount  Total
                                                             ------    -------   ----------   -------  -------
                                                                          (Dollars in thousands)
Passbook accounts........................................    $ 8,474    15.94%                $ 8,422    15.97%
NOW accounts.............................................      2,039     3.84                   1,792     3.40
Money market deposits....................................      1,281     2.41                   1,275     2.42
Fixed-rate certificates maturing:
   Within 1 year.........................................     23,864    44.91                  22,269    42.24
   After 1 year, but within 2 years......................      9,124    17.17                   5,930    11.25
   After 2 years, but within 5 years.....................      8,357    15.73                  13,036    24.72
                                                             -------   ------                 -------   ------
       Total.............................................    $53,139   100.00%                $52,724   100.00%
                                                             =======   ======                 =======   ======

     Time Deposits by Maturities. The following table sets forth the amount of time deposits in Palmyra Savings categorized by maturities at September 30, 1999.

                                                                                  Amount Due
                                                               --------------------------------------------------
                                                               Less than  1 - 2   2 - 3   3 - 4   After
                                                               One Year   Years   Years   Years  4 Years   Total
                                                               --------- ------  ------  ------  -------  -------
                                                                               (Dollars in thousands)
Certification accounts:
  4.00 - 4.99%..............................................    $14,861      --  $  980      --       --  $15,841
  5.00 - 5.99%..............................................      6,873   7,084   1,191   1,193    2,116   18,457
  6.00 - 6.99%..............................................      2,130   2,040   1,237   1,640       --    7,047
                                                               --------  ------  ------  ------  -------  -------

   Total....................................................    $23,864  $9,124  $3,408  $2,833   $2,116  $41,345
                                                               ========  ======  ======  ======  =======  =======


     Time Deposits by Rates. The following table sets forth the time deposits in Palmyra Savings classified by rates as of the dates indicated.

                                  At September 30,
                                   1999     1998
                                  -------   ------
                                   (In thousands)

4.00 - 4.99%..................... $15,842  $ 3,148
5.00 - 5.99%.....................  18,457   30,809
6.00 - 6.99%.....................   7,046    7,278
                                  -------  -------
          Total                   $41,345  $41,235
                                  =======  =======

     Deposit Activity. The following table sets forth the deposit activity of Palmyra Savings for the periods indicated.

                                          Year Ended
                                         September 30,
                                     --------------------
                                       1999        1998
                                     --------   ---------
                                         (In thousands)

Beginning balance.................   $ 52,724   $  51,412
Net withdrawals
 before interest credited.........     (1,480)       (613)
Interest credited.................      1,895       1,925
                                     --------    --------
Net increase in deposits..........        415       1,312
                                     --------    ---------
Ending balance....................   $ 53,139   $  52,724
                                     ========   =========


     Borrowings. Palmyra Savings has the ability to use advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Des Moines, Palmyra Savings is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1999, Palmyra Savings had an available credit line of $19.1 million from the Federal Home Loan Bank of Des Moines under which Palmyra Savings had outstanding advances of $2.5 million.

     The following tables set forth certain information regarding Palmyra Savings' use of Federal Home Loan Bank of Des Moines advances during the periods and at the dates indicated.

                                                                                      Year Ended September 30,
                                                                                     -------------------------
                                                                                       1999             1998
                                                                                     ---------        --------
                                                                                       (Dollars in thousands)
Maximum amount of advances outstanding at any month end.............................    $2,500          $1,000
Approximate average short-term advances outstanding.................................       423             269
Approximate weighted average rate paid on advances..................................      4.33%           5.70%


                                                                                          At September 30,
                                                                                     -------------------------
                                                                                       1999             1998
                                                                                     --------         --------
                                                                                       (Dollars in thousands)

Balance outstanding at end of period................................................   $2,500   $ 500
Weighted average rate paid on advances..............................................     5.90%   5.74%


Subsidiary Activities

     PFSB Bancorp's sole subsidiary is Palmyra Savings. Palmyra Savings has one subsidiary, PSA Service Corporation. Under Office of Thrift Supervision regulations, Palmyra Savings generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects. In 1981 Palmyra Savings formed PSA Service Corporation as a wholly owned subsidiary to sell mortgage life insurance to Palmyra Savings' borrowers. PSA Service Corporation also offers safe deposit box services in Palmyra Savings' Canton branch office.

Personnel

     As of September 30, 1999, Palmyra Savings had 17 full-time employees and one part-time employee, none of whom is represented by a collective bargaining unit. Palmyra Savings believes its relationship with its employees is good.


                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, PFSB Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Palmyra Savings is regulated, examined and supervised extensively by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Palmyra Savings is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Palmyra Savings must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining certain approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and the Federal Deposit Insurance Corporation examine Palmyra Savings periodically to test Palmyra Savings' safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework for Palmyra Savings' activities and is intended primarily to protect the insurance fund and Palmyra Savings' depositors.

     The regulatory structure also gives regulatory authorities extensive discretion in their supervisory and enforcement activities and examination policies, including policies regarding asset classification and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on PFSB Bancorp, Palmyra Savings and their operations. The description of statutory provisions and regulations that apply to PFSB Bancorp and Palmyra Savings discussed below and elsewhere in this prospectus is not a complete description of them and their effects on Palmyra Savings and PFSB Bancorp.

Holding Company Regulation

     PFSB Bancorp is a nondiversified unitary savings and loan holding company under federal law. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation--Qualified Thrift Lender Test." Recent legislation, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. PFSB Bancorp qualifies for the grandfather.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation, unless it first receives the approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that results in a multiple savings and loan holding company controlling savings institutions in more than one state. However, there are two exceptions to this general rule. First, the approval of interstate supervisory acquisitions by savings and loan holding companies. Second, the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit the acquisition. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies do not have specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations place these restrictions on subsidiary savings institutions as described below. Palmyra Savings must notify the Office of Thrift Supervision 30 days before declaring any dividend to PFSB Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, which has authority to order the stoppage of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard requires an institution to maintain Tier 1 or core capital to risk-weighted assets of at least 4% and total capital to risk-weighted assets of at least 8%. Total capital is defined as core capital and supplementary capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core or Tier 1 capital is defined as common stockholders' equity and retained earnings, certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Presently, the Office of Thrift Supervision has deferred implementation of the interest rate risk component. At September 30, 1999, Palmyra Savings met each of its capital requirements. See Note J to Notes to Consolidated Financial Statements for further information.

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than

8%, a ratio of Tier 1 or core capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4%, or 3% or less for institutions with the highest examination rating, is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Although there is a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized" if the institution is critically undercapitalized on average during the calendar quarter 270 days after becoming critically undercapitalized. The regulation also provides that an institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date that the Office of Thrift Supervision notifies it that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions immediately apply to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including issuing a capital directive and replacing senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of Palmyra Savings are presently insured by the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

     The Federal Deposit Insurance Corporation may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Palmyra Savings does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

     Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but activities is grandfathered for unitary savings and loan holding companies, such as PFSB Bancorp, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired PFSB Bancorp.

     Loans to One Borrower. Federal law provides that savings institutions must generally follow the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

     Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months out of each 12 month period. "Portfolio assets" equals total assets less specified liquid assets up to

20% of total assets, intangibles, including goodwill, and the value of property used to conduct business. "Qualified thrift investments" are primarily residential mortgages and related investments, including certain mortgage-backed securities.

     A savings institution that fails the qualified thrift lender test faces certain operating restrictions and may be required to convert to a commercial bank charter. As of September 30, 1999, Palmyra Savings complied with the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it needs more than normal supervision. A Tier I institution could, after first giving notice to, but without obtaining approval of the Office of Thrift Supervision, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.

     Effective April 1, 1999, the Office of Thrift Supervision's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still give advance notice to Office of Thrift Supervision of the capital distribution. If Palmyra Savings' capital fell below its regulatory requirements or if the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Palmyra Savings' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the Office of Thrift Supervision determines that the distribution would be an unsafe or unsound practice.

     Liquidity. Palmyra Savings is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Palmyra Savings met these requirements at September 30, 1999.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Palmyra Savings' latest quarterly thrift financial report. Palmyra Savings' assessments for the fiscal year ended September 30, 1999 totaled $21,000.

     Branching. Office of Thrift Supervision regulations permit federally chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The Office of Thrift Supervision authority preempts any state law purporting to regulate branching by federal savings associations.

     Transactions with Related Parties. Palmyra Savings' authority to engage in transactions with "affiliates" is limited by federal law. Generally, an affiliate is any company that controls or is under common control with an institution, including PFSB Bancorp. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Palmyra Savings' authority to extend credit to executive officers, directors and 10% Stockholders, as well as entities within the control of these persons, is also governed by federal law. These persons are often referred to as "insiders" of a company. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Palmyra Savings may make to insiders based, in part, on Palmyra Savings' capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of a receivership or conservatorship, or to termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially serious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.


Federal Home Loan Bank System

     Palmyra Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Des Moines provides a central credit facility primarily for member institutions. Palmyra Savings, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank of Des Moines in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines, whichever is greater. Palmyra Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock at September 30, 1999, of $391,200. Federal Home Loan Bank of Des Moines advances must be secured by specified types of collateral.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Palmyra Savings' net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less, subject to adjustment by the Federal Reserve Board the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements. Palmyra Savings complies with the foregoing requirements.

Community Reinvestment Act

     Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Palmyra Savings' latest Community Reinvestment Act rating, received from the Office of Thrift Supervision was "Satisfactory."


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. PFSB Bancorp and Palmyra Savings report their income using the accrual method of accounting and are taxed under federal income tax laws in the same manner as other corporations with some exceptions, including particularly Palmyra Savings' reserve for bad debts discussed below. PFSB Bancorp's and Palmyra Savings' tax years end on September 30 of each year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Palmyra Savings or PFSB Bancorp.

     Bad Debt Reserve. Historically, savings institutions such as Palmyra Savings which met certain definitional tests primarily related to their assets and the nature of their business were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. Palmyra Savings' deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on Palmyra Savings' actual loss experience, or a percentage equal to 8% of Palmyra Savings' taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to Palmyra Savings' loss experience, Palmyra Savings generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year, defined as the last taxable year beginning before January 1, 1988. Palmyra Savings has no post-1987 reserves that would be recaptured. For taxable years beginning after December 31, 1995, Palmyra Savings's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be recaptured as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be treated under the provisions of present law referred to below that require recapture in the case of certain excess distributions to Stockholders.

     Distributions. To the extent that Palmyra Savings makes "nondividend distributions" to PFSB Bancorp, the distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987, or a lesser amount if Palmyra Savings' loan portfolio decreased since December 31, 1987, and then from the supplemental reserve for losses on loans. An amount based on the supplemental reserve for loan losses will be included in Palmyra Savings' taxable income. Nondividend distributions include distributions in excess of Palmyra Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Palmyra Savings' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Palmyra Savings' bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the conversion, Palmyra Savings makes a "nondividend distribution," then approximately one and one-half times the amount based on the supplemental reserve for loan losses would be includable in gross income for federal income tax purposes, assuming a 34% corporate federal income tax rate. Palmyra Savings does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the alternative minimum taxable income. In addition, only 90% of alternative minimum taxable income can be offset by net operating loss carry-overs. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which Palmyra Savings' adjusted current earnings exceeds its alternative minimum taxable income determined without regard to this preference and prior to reduction for net operating losses. For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of alternative minimum taxable income (with certain modification) over $2.0 million is imposed on corporations, including Palmyra Savings, whether or not an alternative minimum tax is paid.

     Dividends-Received Deduction. PFSB Bancorp may exclude from its income 100% of dividends received from Palmyra Savings as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which PFSB Bancorp and Palmyra Savings will not file a consolidated tax return, except that if PFSB Bancorp or Palmyra Savings owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The IRS has not audited Palmyra Savings' federal income tax returns for the past five years.

Missouri Taxation

     Missouri-based thrift institutions, like Palmyra Savings, pay a special financial institutions tax at the rate of 7% of net income, without regard to net operating loss carryforwards. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by Palmyra Savings and held for lease or rental to others and on real estate, contributions paid to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, Palmyra Savings is entitled to a credit against this tax for all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by Palmyra Savings and held for lease or rental to others and on real estate, contributions paid under the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions do not pay the regular corporate income tax. Palmyra Savings' state income tax returns have not been audited for the past five years.

     As a Missouri corporation, the Company is subject to annual franchise and income taxes imposed by the State of Missouri. Franchise taxes are assessed at a rate of 1/20 of 1% of the par value of outstanding shares and surplus. Income taxes are assessed at a rate of 6.25% of federal taxable income derived from Missouri sources.

     For additional information regarding taxation, see Note I of Notes to Consolidated Financial Statements contained in the Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of PFSB Bancorp and Palmyra Savings.

Name                            Age (1)       Position
----                            -------       --------
Eldon R. Mette..............    62            President and Chief Executive Officer of PFSB Bancorp and
                                               Palmyra Savings
Ronald L. Nelson............    46            Vice President, Treasurer and Secretary of PFSB Bancorp and
                                               Palmyra Savings

____________________________
(1)  As of September 30, 1999


     The executive officers of PFSB Bancorp and Palmyra Savings are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

     Eldon R. Mette has been employed with Palmyra Savings since 1969. Before becoming President in January 1999, Mr. Mette served as Executive Vice President since September 1969.

     Ronald L. Nelson has been employed with Palmyra Savings since 1973. He has served as Vice President and Treasurer since 1978.


ITEM 2.   DESCRIPTION OF PROPERTIES

Properties

     The following table sets forth information relating to Palmyra Saving's offices as of September 30, 1999.

                                      Year        Net Book        Owned/      Approximate
Location                              Opened      Value(1)        Leased     Square Footage
------------------------------        -------    ------------    ---------   --------------
Main Office
-----------
123 W. Lafayette Street
Palmyra, Missouri                      1975      $205,260         Owned             2,816

Branch Offices
--------------
600 Washington Street(2)
Canton, Missouri                       1992       258,940         Owned             2,904

103 E. Commercial Street(3)
Kahoka, Missouri                       1976        56,990        Leased             4,096

______________________________
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by Palmyra Savings and PSA Service Corporation.
(2)  Location of an automated teller machine.
(3) The Kahoka branch office occupies approximately 1,696 square feet of the building located at 103 E. Commercial Street. The remaining space is vacant. Palmyra Savings closed the sale on the branch in December 1998 and now leases the branch under a 3-year lease at $500 per month. The lease provides for one-year renewal options. The lease term began on December 14, 1998. Palmyra Savings plans to lease the existing facility until a new branch office is constructed on real estate that Palmyra Saving owns located at the corner of Johnson and Exchange Streets in Kahoka. Palmyra Savings' Board of Directors has recently approved plans for the construction of the new Kahoka office building. The expected completion date is April 2000.

ITEM 3.    LEGAL PROCEEDINGS

       PFSB Bancorp is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Palmyra Savings, such as claims to enforce liens, condemnation proceedings on properties in which Palmyra Savings holds security interests, claims involving the making and servicing of real property loans and other issues incident to Palmyra Savings' business. Palmyra Savings is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Palmyra Savings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

       The information regarding the market for PFSB Bancorp's common equity and related stockholder matters is incorporated herein by reference to PFSB Bancorp's 1999 Annual Report to Stockholders on page 2.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to PFSB Bancorp's 1999 Annual Report to Stockholders on pages 6 through 13.


ITEM 7.    FINANCIAL STATEMENTS

       The information regarding financial statements is incorporated herein by reference to PFSB Bancorp's 1999 Annual Report to Stockholders on pages 14 through 36.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The information regarding change in accountants is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on January 27, 2000 at page 12.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information relating to the directors and officers of PFSB Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on January 27, 2000 at pages 4, 5 and 7 and to Part I, Item 1, "Business--Executive Officers of the Registrant" of this report.

ITEM 10.    EXECUTIVE COMPENSATION

       The information regarding executive compensation is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on January 27, 2000 at pages 6 through 7.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on January 27, 2000 at page 3.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information relating to certain relationships and related transactions is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on January 27, 2000 at page 7 through 8.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    (1)   The following are filed as a part of this report by means of incorporation to PFSB Bancorp's 1999 Annual Report to
                    Stockholders:

                      .    Independent Auditors' Report

                      . Consolidated Statements of Financial Condition as of September 30, 1999 and 1998

                      . Consolidated Statements of Income for the Years Ended September 30, 1999 and 1998

                      . Consolidated Statements of Equity for the Years Ended September 30, 1999 and 1998

                      . Consolidated Statements of Cash Flows for the Years Ended September 30, 1999 and 1998

                      .    Notes to Consolidated Financial Statements

              (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

              (3)   Exhibits

                    3.1    Articles of Incorporation of PFSB Bancorp, Inc.(1)
                    3.2    Bylaws of PFSB Bancorp, Inc.(1)
                    4.0    Form of Stock Certificate of PFSB Bancorp, Inc.(1)
                    10.1 Employment Agreement between PFSB Bancorp, Inc., Palmyra Savings and Eldon R. Mette(2)
                    10.2 Employment Agreement between PFSB Bancorp, Inc., Palmyra Savings and Ronald L. Nelson(2)
                    13.0   PFSB Bancorp, Inc. 1999 Annual Report to Stockholders
                    21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                    27.0   Financial Data Schedule
                    ____________________
                    (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on December 18, 1998, Registration No. 333-69191.
                    (2) Incorporated herein by reference from the exhibits to the Form 10-QSB filed May 17, 1999.


       (b)    Reports on Form 8-K

       None.

CONFORMED

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PFSB BANCORP, INC.


Date: December 28, 1999                By: /s/ Eldon R. Mette
                                           -------------------------
                                           Eldon R. Mette
                                           President and Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Name                          Title                                        Date
   ----                          -----                                        ----
/s/ Eldon R. Mette               President and Chief Executive             December 28, 1999
---------------------------      Officer (principal executive officer)
Eldon R. Mette


/s/ Ronald L. Nelson             Vice President, Secretary and
---------------------------      Treasurer (principal financial and
Ronald L. Nelson                 accounting officer)


/s/ L. Edward Schaeffer          Chairman of the Board                     December 28, 1999
---------------------------
L. Edward Schaeffer


/s/ Glenn J. Maddox              Director                                  December 28, 1999
---------------------------
Glenn J. Maddox


                                 Director
---------------------------
Albert E. Davis


/s/ Robert M. Dearing            Director                                  December 28, 1999
---------------------------
Robert M. Dearing


/s/ James D. Lovegreen           Director                                  December 28, 1999
---------------------------
James D. Lovegreen


/s/ Donald L. Slavin             Director                                  December 28, 1999
---------------------------
Donald L. Slavin

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PFSB BANCORP, INC.


Date: December __, 1999                By: _____________________________________
                                           Eldon R. Mette
                                           President and Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Name                          Title                                        Date
   ----                          -----                                        ----
---------------------------      President and Chief Executive             December __, 1999
Eldon R. Mette                   Officer (principal executive
                                 officer)


---------------------------      Vice President, Secretary and             December __, 1999
Ronald L. Nelson                 Treasurer (principal financial and
                                 accounting officer)


---------------------------      Chairman of the Board                     December __, 1999
L. Edward Schaeffer



---------------------------      Director                                  December __, 1999
Glenn J. Maddox


---------------------------      Director                                  December __, 1999
Albert E. Davis


---------------------------      Director                                  December __, 1999
Robert M. Dearing


---------------------------      Director                                  December __, 1999
James D. Lovegreen


---------------------------      Director                                  December __, 1999
Donald L. Slavin