Form 10QSB
period 1999-12-31
PFSB BANCORP INC
filed 2000-02-14
CIK 1075118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-QSB
                            ----------------------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1999
                               -------------------

                                      or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number    0-25355
                      ------------------

                              PFSB BANCORP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Missouri                                            31-1627743
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification NO.)

P.O. Box 72, Palmyra, MO                          63461
--------------------------------                -----------
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

                   Yes    X      No
                      ---------    --------



As of February 9, 2000, there were 475,150 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes            No     X
                       ---------     ----------

                       PFSB BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                               DECEMBER 31, 1999

INDEX                                                                          PAGE
-----                                                                          ----

PART I - FINANCIAL STATEMENTS
-----------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                                 1

  CONSOLIDATED STATEMENTS OF INCOME                                              2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                          3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                                     7-9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                      10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                        10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    10

ITEM 5.  OTHER INFORMATION                                                      10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       11

SIGNATURES                                                                      12

                       PFSB BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                                     December 31,   September 30,
                                                                                                         1999           1999
                                                                                                     -------------  -------------
ASSETS                                                                                                (Unaudited)    (Unaudited)
   Cash (includes interest-bearing deposits of $1,615 and $1,867, respectively)                           $ 2,263        $ 2,341
    Investment securities:
       Available-for-sale, at fair value                                                                    9,737          9,816
       Held-to-maturity (fair value of $7,205 and $7,255, respectively)                                     7,485          7,484
    Mortgage-backed securities held-to-maturity (fair value of $3,425 and $3,574, respectively)             3,523          3,650
    Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                    391            391
    Loans receivable, net (allowance for loan losses of $280 at December 31, 1999 and                      41,806         41,385
       September 30,1999)
    Accrued interest receivable                                                                               443            617
    Premises and equipment                                                                                    607            521
    Foreclosed real estate                                                                                     47            100
    Other assets                                                                                              160            140
                                                                                                          -------        -------

                                     TOTAL ASSETS                                                         $66,462        $66,445
                                                                                                          =======        =======

LIABILITIES AND EQUITY

LIABILITIES
   Deposits                                                                                                52,552         53,139
    Advances from FHLB                                                                                      4,000          2,500
    Advances from borrowers for property taxes and insurance                                                   28             52
    Dividends Payable                                                                                          71             --
    Other Liabilities                                                                                         154            109
                                                                                                          -------        -------

                                     TOTAL LIABILITIES                                                    $56,805        $55,800

EQUITY
    Common stock, $.01 par value per share; 5,000,000 authorized                                                6              6
       559,000 issued
    Additional paid-in capital                                                                              4,976          4,975
    Retained earnings-substantially restricted                                                              6,312          6,317
    Unrealized gain on securities, net of taxes                                                              (278)          (228)
    Unearned ESOP shares                                                                                     (414)          (425)
    Treasury Stock at cost 83,850 shares of common stock                                                     (945)            --
                                                                                                          -------        -------

                                     TOTAL EQUITY                                                         $ 9,657        $10,645
                                                                                                          -------        -------

                              TOTAL LIABILITIES AND EQUITY                                                $66,462        $66,445
                                                                                                          =======        =======



See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                                                                                           Three Months Ended
                                                                                                              December 31,
                                                                                                          1999           1998
                                                                                                              (Unaudited)
INTEREST INCOME:
   Mortgage loans                                                                                        $  769         $  765
   Consumer and other loans                                                                                   9              9
   Interest-bearing deposits                                                                                 14             30
   Investment securities                                                                                    270            188
   Mortgage-backed securities                                                                                57             42
                                                                                                         ------         ------

TOTAL INTEREST INCOME                                                                                    $1,119         $1,034

INTEREST EXPENSE:
   Deposits                                                                                                 637            686
   Advances from FHLB                                                                                        41              8
                                                                                                         ------         ------

TOTAL INTEREST EXPENSE                                                                                   $  678         $  694
                                                                                                         ------         ------

NET INTEREST INCOME                                                                                         441            340

PROVISION FOR LOAN LOSSES                                                                                    --             --
                                                                                                         ------         ------

NET-INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                         441            340

NON-INTEREST INCOME (LOSS):
   Service charges and other fees                                                                            12             15
   Income (loss) from foreclosed assets                                                                      (1)            (8)
   Gain (loss) on disposal of premises & equipment                                                           --             52
   Gain (loss) on sale of investment                                                                         --              4
   Other                                                                                                      3              2
                                                                                                         ------         ------

TOTAL NON-INTEREST INCOME                                                                                    14             65

NON-INTEREST EXPENSE:
   Employee salaries and benefits                                                                           169            166
   Occupancy costs                                                                                           35             33
   Advertising                                                                                               11              7
   Data processing                                                                                           22             24
   Federal insurance premiums                                                                                 8              8
   Other                                                                                                    104             60
                                                                                                         ------         ------

TOTAL NON-INTEREST EXPENSE                                                                                  349            298
                                                                                                         ------         ------

INCOME BEFORE INCOME TAXES                                                                                  106            107

INCOME TAXES                                                                                                 39             38
                                                                                                         ------         ------

NET INCOME                                                                                                   67             69
                                                                                                         ======         ======

NET INCOME PER SHARE                                                                                     $ 0.14              *
                                                                                                         ======         ======

*Operating as Palmyra Saving & Building Association, F.A., a mutual institution.

See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                             Three Months Ended
                                                                                                                December 31,
                                                                                                              1999       1998
                                                                                                            ---------  ---------
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income:                                                                                                   $   67    $    69
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                                  16         20
   Amortization of premiums and discounts                                                                         (1)        (1)
   Loan fee amortization and payoffs                                                                              --         (2)
   Gain (loss) on sale of investments                                                                             --         (4)
   ESOP shares released                                                                                           11         --
   Changes to assets and liabilities increasing (decreasing) cash flows:
      Accrued interest receivable                                                                                175         44
      Other assets                                                                                               (20)      (121)
      Other liabilities                                                                                           75         38
                                                                                                              ------    -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                                 323         (9)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities, held-to-maturity                                                            --     (1,998)
   Proceeds from maturities and calls of investment securities, held-to-maturity                                  --      2,330
   Purchase of investment securities, available-for-sale                                                          --     (1,997)
   Proceeds from maturities and calls of investment securities, available-for-sale                                --      1,345
   Principal collected on mortgage-backed securities                                                             126        140
   Loans originated, net of repayments                                                                          (323)       700
   Purchase of mortgage loans                                                                                    (67)      (786)
   Proceeds from sale of education loans                                                                          19         15
   Purchase of premises and equipment                                                                           (102)       (11)
   Proceeds from sales of foreclosed real estate                                                                   3         --
   Expenditures on foreclosed real estate                                                                         (1)        --
   Proceeds from sale of premises and equipment                                                                   --        100
                                                                                                              ------    -------

NET CASH USED BY INVESTING ACTIVITIES                                                                         $ (345)   $  (162)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                                          (587)     1,599
   Advances from FHLB
      Borrowings                                                                                                1500         --
   Net increase (decrease) in advances for taxes and insurance                                                   (24)       (25)
   Purchase of treasury stock                                                                                   (945)        --
                                                                                                              ------    -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                              $  (56)   $ 1,574

NET INCREASE (DECREASE) IN CASH                                                                                  (78)     1,403

CASH, BEGINNING OF PERIOD                                                                                      2,341      2,268
                                                                                                              ------    -------

CASH, END OF PERIOD                                                                                           $2,263    $ 3,671
                                                                                                              ======    =======

                      PFSB BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1999, interim financial statements.

The results of operations for the period ended December 31, 1999, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report dated September 30, 1999.

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


NOTE C--Earnings Per Share
--------------------------

Earnings per share data is not relevant for any period prior to September 30, 1998 since the Company had no stockholders prior to the initial stock offering completed March 31, 1999. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no potentially dilutive securities outstanding as of December 31, 1999.


                                                          Three Months Ended
                                                              December 31,
                                                          1999          1998
                                                          ----          ----
                                                            (In thousands,
                                                      except per share amounts)

Basic earnings per share:

   Income available to common shareholders                  $  67             *
                                                            =====         =====

   Average common shares outstanding                          487             *
                                                            =====         =====

   Basic earnings per share                                 $0.14             *
                                                            =====         =====

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

A summary of ESOP shares at December 31, 1999 is as follows:

   Shares committed for release                                           3,354

   Unreleased shares                                                     41,366
                                                                       --------

   TOTAL                                                                 44,720
                                                                       ========

   Fair value of unreleased shares                                     $444,685
                                                                       ========

                       PFSB BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE E--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three month periods ended December 31, 1999 and 1998, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three month periods ended December 31, 1999 and 1998 is summarized as follows:


                                                            Three Months Ended
                                                                December 31,
                                                            1999           1998
                                                            ----           ----
                                                          (Dollars in thousands)

Net Income                                                  $  67         $  69

Other comprehensive income:
   Net unrealized holding gains (losses) on investments
    in debt and equity securities available-for-sale          (50)          (21)

   Adjustments for net securities (gains) losses realized
    in net income, net of applicable income taxes              --            --
                                                            -----         -----

Total other comprehensive income                            $  17         $  48
                                                            =====         =====

                       PFSB BANCORP, INC. AND SUBSIDIARY
Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION


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

The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 1999 and 1998 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1999.

Financial Condition at December 31, 1999 and September 30, 1999
---------------------------------------------------------------

Total assets increased $17,000 to $66.5 million at December 31, 1999. There was a $421,000 increase in loans receivable, a $78,000 decrease in cash, a $78,000 decrease in investment securities, and a $127,000 decrease in mortgage-backed securities for the period from September 30, 1999 to December 31, 1999. The increase in loans receivable was funded by FHLB advances.

Total liabilities increased $1.0 million at December 31, 1999 as compared to September 30, 1999. The reason for the increase was in increase in outstanding FHLB advances of $1.5 million, and increase in dividends payable of $71,000, and a decrease in deposits of $587,000. The increase in FHLB advances were used to fund loans and the decrease in deposits. The dividends payable at December 31, 1999 were paid to the Company's stockholders on January 25, 2000.

Stockholders equity at December 31, 1999 decreased $988,000 to $9,657,000 or 14.5% of total assets, as compared to $10,645,000 at September 30, 1999. This decrease was due to a 15% stock buy-back completed in December 1999. PFSB Bancorp, Inc. bought back 83,850 shares at an average price of $11.27 per share.

The construction of the new office building in Kahoka, Missouri is proceeding on schedule. The expected completion date is April 2000 with an anticipated total cost for the building and equipment of $589,000.

Results of Operations for the Three Months Ended December 31, 1999 and 1998
---------------------------------------------------------------------------

Net income for the three months ended December 31, 1999 decreased $2,000 compared to the three months ended December 31,

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (Continued)


1998. Net interest income increased $101,000 or 29.9%, while non-interest income decreased $52,000 or 79.3%. Non-interest expense increased $51,000 or 17.2%, and income taxes increased $1,000 for the three months ended December 31, 1999 compared to the same period ended December 31, 1998.

Interest income increased $85,000 for the three month period ended December 31, 1999 as compared to the three month period ended December 31, 1998, while interest expense decreased $16,000, providing an increase in net interest income of $101,000. The increase in interest income was due to an increase in investment securities of $4.3 million which was partially offset by a decrease in cash and interest bearing deposits of $611,000, an increase in mortgage-backed investments of $1.1 million, and an increase in loans receivable of $1.4 million. Investment yield decreased from 6.04% to 5.94%, and the cost of deposits decreased from 4.99% to 4.76% for the period ended December 31, 1999 compared to the period ended December 31, 1998.

Total non-interest income decreased $52,000 for the three month period ended December 31, 1999 as compared to the same period ended December 31, 1998. This was the result of a profit on the sale of an office building in December 1998.

Total non-interest expense increased $51,000 for the period. Of the increase $4,000 was due to increased employee costs, $4,000 was increased advertising costs, and $14,000 was increased legal expense, and $14,000 was increased accounting expense. The remaining difference can be attributed to overall rising costs.

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

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, cash and interest-bearing deposits totaled $2.3 million, or 3.4% of total assets, and investment securities classified as available-for-sale totaled $9.7 million. At December 31, 1999, the Bank had outstanding advances in the amount of $4.0 million.

Office of Thrift Supervision regulations require savings institutions to maintain an average daily balance of liquid assets equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratio at December 31, 1999 was 18.6%.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At December 31, 1999, the Bank had outstanding loan commitments totaling $392,000 and had undisbursed loans in process totaling $566,000. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1999 totaled $24.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of December 31,1999, Palmyra Savings complied with all regulatory capital requirements with tangible, core and risk-based capital ratios of 12.68%, 12.68% and 28.34%, respectively. Effective April 1, 1999 the regulatory core capital requirement increased to 4.0% for all savings associations except those with the top examination rating.

Year 2000 Issues
----------------

Palmyra Savings is a user of computers, computer software and equipment utilizing embedded microprocessors. Industry experts were concerned that on January 1, 2000, some date-sensitive systems would recognize the year 2000 as 1900, or not at all. We have operated and evaluated our computer systems following January 1, 2000 and have not identified any errors or experienced any

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (Continued)


computer system malfunctions. The Company has not been informed of such problems being experienced by any of its venders or customers. However, some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We will continue to monitor our computer systems to assess whether our systems are at risk and will maintain contingency plans to prevent any potential system malfunction or correct any system failures.

Nevertheless, it is too soon to conclude that there will be no future problems resulting from the Year 2000. The Company will continue to monitor its vendors and its own internal systems to eliminate or minimize the impact any potential computer problems will have on operations or cash flow. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

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


                                   PFSB Bancorp, Inc.


     Date: February 14, 2000       By: /s/ Eldon R. Mette
                                       -----------------------------------------
                                          Eldon R. Mette
                                          President and Chief Executive Officer



     Date: February 14, 2000       By: /s/ Ronald L. Nelson
                                       ----------------------------------------
                                          Ronald L. Nelson
                                          Vice President, Treasurer
                                          and Secretary