Form 10QSB
period 2000-03-31
PFSB BANCORP INC
filed 2000-05-15
CIK 1075118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ----------------
                                  FORM 10-QSB
                               ----------------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending  March 31, 2000
                                -----------------

                                      or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 0-25355
                       ------------------

                              PFSB BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

      Missouri                                             31-1627743
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification NO.)

 P.O. Box 72, Palmyra, MO                            63461
-------------------------------------             -------------
(Address of principal executive offices)           (Zip Code)

        573-769-2134
-------------------------------
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X      No__________
                      ---------



As of May 10, 2000, there were 429,832 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes__________  No     X
                                     ----------

                       PFSB BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QBS
                                MARCH 31, 2000


INDEX                                                                   PAGE
-----                                                                   ----

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                           1

 CONSOLIDATED STATEMENTS OF INCOME                                        2

 CONSOLIDATED STATEMENTS OF CASH FLOWS                                    3

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            7-9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                               10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

ITEM 5. OTHER INFORMATION                                                11

SIGNATURES                                                               12

                       PFSB BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                                      March 31,    September
                                                                                                                      30,
                                                                                                         2000        1999
                                                                                                        -------     -------
ASSETS                                                                                               (Unaudited)  (Unaudited)
   Cash (includes interest-bearing deposits of $1,685 and $1,867, respectively)                         $ 2,041      $ 2,341
   Investment securities:
       Available-for-sale, at fair value                                                                  8,758        9,816
       Held-to-maturity (fair value of $7,166 and $7,255, respectively)                                   7,446        7,484
   Mortgage-backed securities held-to-maturity (fair value of $3,315 and $3,574 respectively)             3,398        3,650
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                   403          391
   Loans receivable, net (allowance for loan losses of $280 at March 31, 2000 and
       September 30,1999)                                                                                42,538       41,385
                                                                                                        -------      -------
   Accrued interest receivable                                                                              601          617
   Premises and equipment                                                                                   843          521
   Foreclosed real estate                                                                                    37          100
   Other assets                                                                                             146          140
                                                                                                        -------      -------

                                                TOTAL ASSETS                                            $66,211      $66,445
                                                                                                        =======      =======

LIABILITIES AND EQUITY

LIABILITIES
   Deposits                                                                                              53,295       53,139
   Advances from FHLB                                                                                     3,000        2,500
   Advances from borrowers for property taxes and insurance                                                  36           52
   Other Liabilities                                                                                        150          109
                                                                                                        -------      -------

                                             TOTAL LIABILITIES                                          $56,481      $55,800

EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                               6            6
   Additional paid-in capital                                                                             4,976        4,975
   Retained earnings-substantially restricted                                                             6,361        6,317
   Unrealized gain on securities, net of taxes                                                             (266)        (228)
   Unearned ESOP shares                                                                                    (402)        (425)
   Treasury Stock 83,850 shares at cost                                                                    (945)          --
                                                                                                        -------      -------

                                                TOTAL EQUITY                                            $ 9,730      $10,645
                                                                                                        -------      -------

                                        TOTAL LIABILITIES AND EQUITY                                    $66,211      $66,445
                                                                                                        =======      =======



See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                                     Three Months Ended    Six Months Ended
                                                                                          March 31,            March 31,
                                                                                      2000       1999       2000      1999
                                                                                                  (Unaudited)
INTEREST INCOME
   Mortgage loans                                                                   $  781     $  773       $1,550    $1,538
   Consumer and other loans                                                              9          8           18        17
   Interest-bearing deposits                                                            12         34           26        64
   Investment securities                                                               268        192          538       380
   Mortgage-backed securities                                                           55         39          112        81
                                                                                    ------     ------       ------    ------

TOTAL INTEREST INCOME                                                               $1,125     $1,046       $2,244    $2,080

INTEREST EXPENSE
   Deposits                                                                            643        667       1,280     1,353
   Advances from FHLB                                                                   60         --         101         8
                                                                                    ------     ------      ------    ------

TOTAL INTEREST EXPENSE                                                              $  703     $  667      $1,381    $1,361
                                                                                    ------     ------      ------    ------

NET INTEREST INCOME                                                                    422        379         863       719

PROVISION FOR LOAN LOSSES                                                               --         --          --        --
                                                                                    ------     ------      ------    ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    422        379         863       719

NON-INTEREST INCOME
   Service charges and other fees                                                       15         15          27        30
   Income (loss) from foreclosed assets                                                (10)         9         (11)        1
   Gain on disposal of premises & equipment                                             --         --          --        52
   Gain on sale of investment                                                           --          7          --        11
   Other                                                                                 5          4           8         6
                                                                                    ------     ------      ------    ------

TOTAL NON-INTEREST INCOME                                                               10         35          24       100

NON-INTEREST EXPENSE
   Employee salaries and benefits                                                      180        159         349       324
   Occupancy costs                                                                      36         37          71        70
   Advertising                                                                          11         10          22        18
   Data processing                                                                      25         26          47        49
   Federal insurance premiums                                                            3          4          11        12
   Other                                                                               106         77         210       138
                                                                                    ------     ------      ------    ------

TOTAL NON-INTEREST EXPENSE                                                             361        313         710       611
                                                                                    ------     ------      ------    ------

INCOME BEFORE INCOME TAXES                                                              71        101         177       208

INCOME TAXES                                                                            22         38          61        76
                                                                                    ------     ------      ------    ------

NET INCOME                                                                          $   49     $   63      $  116    $  132
                                                                                    ======     ======      ======    ======

INCOME PER SHARE                                                                    $ 0.11     $ 0.12      $ 0.25    $ 0.26
                                                                                    ======     ======      ======    ======

See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                             Six Months Ended
                                                                                                                March 31,
                                                                                                               2000      1999
                                                                                                               ----      ----
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                                  $   116   $   132
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                                 31        33
   Amortization of premiums and discounts                                                                        (2)       (2)
   Gain on sale of premises and equipment                                                                        --       (52)
   Gain on sale of foreclosed real estate                                                                        10        (9)
   Loan fee amortization and payoffs                                                                             --        (2)
   Gain on sale of investments                                                                                   --       (11)
   ESOP shares released                                                                                          23        --
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                                16        15
      Other assets                                                                                               (6)       21
      Other liabilities                                                                                          64       (14)
                                                                                                            -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                       252       111

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities, held-to-maturity                                                           --    (4,119)
   Proceeds from maturities and calls of investment securities, held-to-maturity                                 40     3,007
   Purchase of investment securities, available-for-sale                                                         --    (1,997)
   Proceeds from maturities and calls of investment securities, available-for-sale                            1,000     4,745
   Principal collected on mortgage-backed securities                                                            251       273
   (Purchase)  Redemption of FHLB stock                                                                         (12)      (17)
   Loans originated, net of repayments                                                                         (808)      756
   Purchase of mortgage loans                                                                                  (329)   (1,108)
   Proceeds from sale of education loans                                                                         35        21
   Purchase of premises and equipment                                                                          (353)      (44)
   Proceeds from sales of foreclosed real estate                                                                  3        95
   Expenditures on foreclosed real estate                                                                        (1)       --
   Proceeds from sale of premises and equipment                                                                  --       100
                                                                                                            -------   -------

NET CASH USED BY INVESTING ACTIVITIES                                                                       $  (174)  $ 1,712

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                                     156     1,110
   Advances from FHLB
      Borrowings                                                                                              3,000        --
      Repayments                                                                                             (2,500)     (500)
   Net increase (decrease) in advances for taxes and insurance                                                  (17)      (18)
   Proceeds from sale of common stock                                                                            --     5,060
   Loan to ESOP                                                                                                  --      (447)
   Dividends Paid                                                                                               (72)       --
   Purchase of treasury stock                                                                                  (945)       --
                                                                                                            -------   -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                            $  (378)  $ 5,205
NET INCREASE (DECREASE) IN CASH                                                                                (300)    7,028
CASH, BEGINNING OF PERIOD                                                                                     2,341     2,268
                                                                                                            -------   -------

CASH, END OF PERIOD                                                                                         $ 2,041   $ 9,296
                                                                                                            =======   =======

                       PFSB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2000, interim financial statements.

The results of operations for the period ended March 31, 2000, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report dated September 30, 1999.

NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------

On March 31, 1999, the Company became the holding company for Palmyra Savings (the "Bank) upon the Bank's conversion from a federally chartered mutual savings association to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 559,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $608,237, were $4,981,763, inclusive of $447,200 related to shares held by Palmyra Savings' Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.


NOTE C--Earnings Per Share
--------------------------

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no potentially dilutive securities outstanding as of March 31, 2000.

                                                                                   Three Months Ended     Six Months Ended
                                                                                        March 31,            March 31,
                                                                                     2000       1999      2000      1999
                                                                                     ----       ----      ----      ----
                                                                                  (In thousands,  except per share amounts)
Basic earnings per share:

   Income available to common shareholders                                           $  49      $  63     $ 116     $ 132
                                                                                     =====      =====     =====     =====

   Average common shares outstanding                                                   434        514       460       514
                                                                                     =====      =====     =====     =====

   Basic earnings per share                                                          $0.11      $0.12     $0.25     $0.26
                                                                                     =====      =====     =====     =====

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

A summary of ESOP shares at March 31, 2000 is as follows:


   Shares committed for release                                           1,118
   Shares released                                                        3,354
   Unreleased shares                                                     40,248
                                                                      ---------

                                TOTAL                                    44,720
                                                                      =========

   Fair value of unreleased shares                                     $412,542
                                                                      =========

                       PFSB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE E--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six month periods ended March 31, 2000 and 1999, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and six month periods ended March 31, 2000 and 1999 is summarized as follows:

                                                                                  Three Months Ended   Six Months Ended
                                                                                      March 31,            March 31,
                                                                                    2000      1999      2000      1999
                                                                                    ----      ----      ----      ----
                                                                                         (Dollars in thousands)
Net Income
Other comprehensive income:                                                          $  49     $  63    $ 116     $ 132

Net unrealized holding gains (losses) on investments
 in debt and equity securities available-for-sale                                       12         8      (38)       13

Adjustments for net securities (gains) losses realized
 in net income, net of applicable income taxes                                          --        --       --        --
                                                                                     -----     -----    -----     -----

Total other comprehensive income                                                     $  61     $  71    $  78     $ 145
                                                                                     =====     =====    =====     =====

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the PFSB Bancorp, Inc.'s (the "Company's") current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results; performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

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

The discussion and analysis included herein covers material changes in results of operations during the three month and six month periods ended March 31, 2000 and 1999 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1999.

Financial Condition at March 31, 2000 and September 30, 1999
------------------------------------------------------------

Total assets decreased $234,000 to $66.2 million at March 31, 2000. There was a $300,000 decrease in cash, a $1,058,000 decrease in investment securities, a $252,000 decrease in mortgage-backed securities, a $1,153,000 increase in loans receivable, a $63,000 decrease in foreclosed real estate, and a $322,000 increase in premises and equipment. The decrease in investment securities was mainly due to the maturity of a $1.0 million federal agency security which, along with a $500,000 increase in FHLB advances, was used to fund the increase in loans receivable. The increase in premises and equipment was mainly due to the continued construction of our new branch facility located in Kahoka, Missouri. The grand opening for the new facility will be June 3, 2000.

Total liabilities increased $681,000 to $56.5 million at March 31, 2000 as compared to September 30, 1999. The increase was due to a $500,000 increase in FHLB advances and a $156,000 increase in deposits.

Stockholders equity at March 31, 2000 decreased $915,000 to $9,730,000 or 14.7% of total assets, as compared to $10,645,000 at September 30, 1999. There was a $945,000 decrease due to a 15% stock buy-back completed in December 1999, and a $116,000 increase from six months net income. The remainder of the $86,000 decrease was primarily due to mark to market adjustments to available-for-sale securities.

Non-performing assets include non-accrual loans, loans 90 or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



                                                                                       March 31,       September 30,
                                                                                          2000              1999
        Non-accrual loans ......................................................         $ 206             $ 138
        Loans past due 90 days or more and still accruing interest .............             0                 0
        Foreclosed real estate and other repossessed assets ....................            37               100
                                                                                        ------           -------
             Total non-performing assets .......................................         $ 243             $ 238

Non-accrual loans at March 31, 2000 and September 30, 1999 consisted primarily of residential real estate loans.

Results of Operations for the Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------------

Net income for the three months ended March 31, 2000 decreased $14,000 compared to the three months ended March 31, 1999. Net interest income increased $43,000 or, while non-interest income decreased $25,000. Non-interest expense increased $48,000, and income taxes decreased $16,000 for the three months ended March 31, 2000 compared to the same period ended December 31, 1999.

Interest income increased $79,000 for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999, while interest expense increased $36,000, providing an increase in net interest income of $43,000. The increase in interest income was due to an increase in investment securities of $5.2 million, which was partially offset by a decrease in cash and interest bearing deposits of $7.3 million, an increase in mortgage-backed investments of $1.1 million, and an increase in loans receivable of $1.9 million. Investment yield increased from 5.91% to 6.00% and the cost of deposits increased from 4.74% to 4.91% for the period ended March 31, 2000 compared to the period ended March 31, 1999. The increase in investment yield resulted from the general increase in market rates between the two periods.

Total non-interest income decreased $25,000 for the three month period ended March 31, 2000 as compared to the same period ended March 31, 1999. Loss on foreclosed real estate in the amount of $10,000 for the period ended March 31, 2000, a gain on foreclosed real estate in the amount of $9,000 for the period ended March 31, 1999 along with a gain on the sale of investments in the amount of $7,000 for the period ended March 31, 1999 accounted for the difference between periods.

Total non-interest expense increased $48,000 for the period. Of the increase $21,000 was due to increased employee salaries and benefits (mainly due to the ESOP plan implemented as a part of the stock conversion) and most of the remainder was due to increased audit and professional expenses due to the increased reporting requirements associated with being a public company.

Results of Operations for the Six Months Ended March 31, 2000 and 1999
----------------------------------------------------------------------

Net income for the six months ended March 31, 2000 decreased $16,000 compared to the six months ended March 31, 1999. Net interest income increased $144,000, while non-interest income decreased $76,000. Non-interest expense increased $99,000, and income taxes decreased $15,000 for the six months ended March 31, 2000 compared to the same period ended March 31, 1999.

Interest income increased $164,000 for the six month period ended March 31, 2000 as compared to the six month period ended March 31, 1999, while interest expense increased $20,000, providing an increase in net interest income of $144,000. The increase in interest income was due to an increase in investment securities of $5.2 million, which was partially offset by a decrease in cash and interest bearing deposits of $7.3 million, an increase in mortgage-backed investments of $1.1 million, and an increase in loans receivable of $1.9 million. Investment yield increased from 5.91% to 6.00% and the cost of deposits increased from 4.74% to 4.91% for the period ended March 31, 2000 compared to the period ended March 31, 1999. The increase in investment yield resulted from the general increase in market rates between the two periods.

Total non-interest income decreased $76,000 for the six month period ended March 31, 2000 as compared to the same period ended March 31, 1999. Loss on foreclosed real estate in the amount of $11,000 for the period ended March 31, 2000, along with a gain on the sale of investment securities in the amount of $11,000 and a one-time profit of $52,000 on the sale of an office building for the

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


period ended March 31, 1999 accounted for the majority of the decrease between periods.

Total non-interest expense increased $99,000 for the period. Of the increase $25,000 was due to increased employee salaries and benefits (mainly due to the ESOP plan implemented as a part of the stock conversion) and most of the remainder was due to increased audit and professional expenses due to the increased reporting requirements associated with being a public company.

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

Office of Thrift Supervision regulations require savings institutions to maintain an average daily balance of liquid assets equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratio at March 31, 2000 was 18.4%.

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, cash and interest-bearing deposits totaled $2.0 million, or 3.1% of total assets, and investment securities classified as available-for-sale totaled $8.8 million. At March 31, 2000, the Bank had outstanding advances in the amount of $3.0 million.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At March 31, 2000, the Bank had outstanding loan commitments totaling $560,000 and had undisbursed loans in process totaling $432,000. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2000 totaled $26.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of March 31, 2000, Palmyra Savings complied with all regulatory capital requirements with tangible, core and risk-based capital ratios of 12.82%, 12.82% and 27.04%, respectively. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at March 31, 2000.

                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                          For Capital                     Prompt Corrective
                                            Actual                      dequacy Purposes                  Action Provisions
                                        --------------                  -----------------                 ------------------
                                        Amount  Ratio                   Amount    Ratio                    Amount    Ratio
                                        ------  ------                  -------  --------                 --------  --------
                                                                      (Dollars in thousands)

As of March 31, 2000
  Total Risk-Based Capital                                greater than                      greater than
  (to Risk Weighted Assets)             $8,800  27.93%    or equal to    $2,521      8.0%   or equal to     $3,151     10.0%

  Tier 1 Capital                                          greater than                      greater than
  (to Risk Weighted Assets)             $8,520  27.04%    or equal to    $1,260      4.0%   or equal to     $1,891      6.0%

  Tier 1 Capital                                          greater than                      greater than
  (to Adjusted Assets)                  $8,520  12.82%    or equal to    $1,994      3.0%   or equal to     $3,324      5.0%

  Tangible Capital                                        greater than                      greater than
  (to Adjusted Assets)                  $8,520  12.82%    or equal to    $  997      1.5%   or equal to        N/A       N/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders was held on January 27, 2000. The following matters were submitted to the stockholders:

1. Election of two directors to serve for a term of one year, two directors to serve for a term of two years and three directors to serve for a term of three years.

        Directors elected at the meeting:

        One-Year Term (to expire in 2001):
        -------------
                                                        Number of Shares
                                                    --------------------------
                                                      For           Withheld
                                                    ---------     ------------
        L. Edward Schaeffer ...............          392,145         11,025
        Robert M. Dearing  ................          393,170         10,000


        Two-Year Term (to expire in 2002):
        -------------
                                                        Number of Shares
                                                    --------------------------
                                                      For           Withheld
                                                    ---------     ------------
        Glenn J. Maddox ...................          393,170         10,000
        Albert E. Davis ...................          393,170         10,000


        Three Year Term (to expire in 2003):
        ---------------
                                                        Number of Shares
                                                    --------------------------
                                                      For           Withheld
                                                    ---------     ------------
        James D. Lovegreen ................          392,970         10,200
        Eldon R. Mette ....................          393,170         10,000
        Donald L. Slavin ..................          393,170         10,000

                                                                                       Number of Shares
                                                                       ---------------------------------------------
                                                                         For      Against    Abstained     Non-Vote
                                                                       --------    -------    ---------   ----------
2.  The approval of the PFSB Bancorp, Inc.
    2000 Stock-Based Incentive Plan ........................            310,144    24,360       1,500        73,366

3.  The ratification of Moore, Horton & Carlson,
    P.C. as independent auditors of the Company
    For the fiscal year ending September 30, 2000...........            390,420     4,000       8,750             0

                       PFSB BANCORP, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

                                  (Continued)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      3.1 Articles of Incorporation of PFSB Bancorp, Inc.*

      3.2 Bylaws of PFSB Bancorp, Inc.*

      10.1 Employment Agreement with Eldon R. Mette * *

      10.2 Employment Agreement with Ronald L. Nelson * *

      10.3 PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan * * *

      27.0 Financial Data Schedule

b.    Reports on Form 8-K

      None



* Incorporated by reference from the Form SB-2 (Registration No. 333-69191), as amended, as filed on December 18, 1998.

* * Incorporated by reference from the Form 10-QSB for the quarter ended March 31, 1999, as filed on May 17, 1999.

* * * Incorporated by reference from the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, as filed on December 15, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PFSB Bancorp, Inc.


         Date:  May 15, 2000       By:/s/ Eldon R. Mette
                                  ----------------------------------------
                                          Eldon R. Mette
                                          President and Chief Executive Officer



         Date:  May 15, 2000       By:/s/ Ronald L. Nelson
                                  ----------------------------------------
                                          Ronald L. Nelson
                                          Vice President, Treasurer
                                          and Secretary