Form 10QSB
period 2000-06-30
PFSB BANCORP INC
filed 2000-08-14
CIK 1075118

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


For the quarterly period ending June 30, 2000
                                -------------

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number       0-25355
                       ------------------

                              PFSB BANCORP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Missouri                                         31-1627743
       ----------------                                  ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification NO.)

 123 W. Lafayette St., P.O. Box 72, Palmyra, MO                63461
-----------------------------------------------             ----------
(Address of principal executive offices)                    (Zip Code)


       573-769-2134
---------------------------
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X    No______
                       ------


As of August 10, 2000, there were 451,792 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                   Yes_____   No  X
                                 ----

                       PFSB BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QBS
                                 JUNE 30, 2000



INDEX                                                         PAGE
-----                                                         ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                 1

  CONSOLIDATED STATEMENTS OF INCOME                              2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                          3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                   7-9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                      10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                         10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     10

ITEM 5. OTHER INFORMATION                                       10

SIGNATURES                                                      11

                       PFSB BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                                      June 30,    September 30
                                                                                                           2000           1999
                                                                                                        -------        -------
ASSETS                                                                                               (Unaudited)  (Unaudited)

   Cash (includes interest-bearing deposits of $1,140 and $1,867, respectively)                         $ 1,563        $ 2,341
   Investment securities:
       Available-for-sale, at fair value                                                                  8,793          9,816
       Held-to-maturity (fair value of $7,166 and $7,255, respectively)                                   7,426          7,484
   Mortgage-backed securities held-to-maturity (fair value of $3,107 and $3,574 respectively)             3,230          3,650
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                   403            391
   Loans receivable, net (allowance for loan losses of $280 at June 30, 2000 and                         43,073         41,385
       September 30,1999)
   Accrued interest receivable                                                                              480            617
   Premises and equipment                                                                                 1,094            521
   Foreclosed real estate                                                                                    37            100
   Other assets                                                                                             151            140
                                                                                                        -------        -------

TOTAL ASSETS                                                                                            $66,250        $66,445
                                                                                                        =======        =======

LIABILITIES AND EQUITY

LIABILITIES
   Deposits                                                                                              53,112         53,139
   Advances from FHLB                                                                                     3,750          2,500
   Advances from borrowers for property taxes and insurance                                                  52             52
   Dividends Payable                                                                                         68             --
   Other Liabilities                                                                                        101            109
                                                                                                        -------        -------

TOTAL LIABILITIES                                                                                       $57,083        $55,800

EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                               6              6
   Additional paid-in capital                                                                             4,927          4,975
   Retained earnings-substantially restricted                                                             6,325          6,317
   Unrealized gain (loss) on securities, net of taxes                                                      (245)          (228)
   Unearned ESOP shares                                                                                    (391)          (425)
   Unearned MRDP shares                                                                                    (218)            --
   Treasury Stock (107,208 shares at cost)                                                               (1,237)            --
                                                                                                        -------        -------

TOTAL EQUITY                                                                                            $ 9,167        $10,645
                                                                                                        -------        -------

TOTAL LIABILITIES AND EQUITY                                                                            $66,250        $66,445
                                                                                                        =======        =======

See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                                   Three Months Ended   Nine Months Ended
                                                                                        June 30              June 30,
                                                                                      2000       1999       2000      1999
                                                                                                (Unaudited)
INTEREST INCOME
   Mortgage loans                                                                   $  794     $  760     $2,344    $2,298
   Consumer and other loans                                                             12          7         30        24
   Interest-bearing deposits                                                            17         38         43       102
   Investment securities                                                               257        239        795       619
   Mortgage-backed securities                                                           54         67        166       148
                                                                                    ------     ------     ------    ------

TOTAL INTEREST INCOME                                                               $1,134     $1,111     $3,378    $3,191

INTEREST EXPENSE
   Deposits                                                                            641        649      1,921     2,002
   Advances from FHLB                                                                   57         --        158         8
                                                                                    ------     ------     ------    ------

TOTAL INTEREST EXPENSE                                                              $  698     $  649     $2,079    $2,010
                                                                                    ------     ------     ------    ------

NET INTEREST INCOME                                                                    436        462      1,299     1,181

PROVISION FOR LOAN LOSSES                                                               --         --         --        --
                                                                                    ------     ------     ------    ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    436        462      1,299     1,181

NON-INTEREST INCOME
   Service charges and other fees                                                       15         14         42        44
   Income (loss) from foreclosed assets                                                 (1)        --        (12)        1
   Gain (loss) on disposal of premises & equipment                                      (3)        (8)        (3)       44
   Gain on sale of investment                                                           --          3         --        14
   Other                                                                                 1          1          9         7
                                                                                    ------     ------     ------    ------

TOTAL NON-INTEREST INCOME                                                               12         10         36       110

NON-INTEREST EXPENSE
   Employee salaries and benefits                                                      196        155        545       479
   Occupancy costs                                                                      40         35        111       105
   Advertising                                                                          15         15         37        33
   Data processing                                                                      25         21         72        70
   Federal insurance premiums                                                            3          3         14        15
   Other                                                                               124        100        334       238
                                                                                    ------     ------     ------    ------

TOTAL NON-INTEREST EXPENSE                                                             403        329      1,113       940
                                                                                    ------     ------     ------    ------

INCOME BEFORE INCOME TAXES                                                              45        143        222       351

INCOME TAXES                                                                            14         46         75       122
                                                                                    ------     ------     ------    ------

NET INCOME                                                                          $   31     $   97     $  147    $  229
                                                                                    ======     ======     ======    ======

BASIC INCOME PER SHARE                                                              $ 0.08     $ 0.19     $ 0.33    $ 0.44
                                                                                    ======     ======     ======    ======
DILUTED INCOME PER SHARE                                                             $0.08        N/A      $0.33       N/A
                                                                                    ======     ======     ======    ======


See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                             Nine Months Ended
                                                                                                                 June 30,
                                                                                                               2000       1999
                                                                                                            -------    -------
                                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                                  $   147    $   229
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                                 46         47
   Amortization of premiums and discounts                                                                        (2)        (2)
   Gain (loss) on sale of premises and equipment                                                                  3        (44)
   Gain (loss) on sale of foreclosed real estate                                                                 10         (9)
   Loan fee amortization and payoffs                                                                             --         (1)
   Gain on sale of investments                                                                                   --        (14)
   ESOP shares released                                                                                          36         11
   MRDP shares released                                                                                          11         --
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                               138        (39)
      Other assets                                                                                             ( 11)        13
      Other liabilities                                                                                           2         19
                                                                                                            -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                       380        210

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities, held-to-maturity                                                           --     (5,913)
   Proceeds from maturities and calls of investment securities, held-to-maturity                                 60      4,027
   Purchase of investment securities, available-for-sale                                                         --     (8,677)
   Proceeds from maturities and calls of investment securities, available-for-sale                            1,000      5,545
   Purchase of mortgage-backed securities                                                                        --     (1,722)
   Principal collected on mortgage-backed securities                                                            418        401
   (Purchase)  Redemption of FHLB stock                                                                         (12)       (17)
   Loans originated, net of repayments                                                                       (1,161)     1,212
   Purchase of mortgage loans                                                                                  (511)    (1,529)
   Proceeds from sale of education loans                                                                         35         42
   Purchase of premises and equipment                                                                          (624)       (61)
   Proceeds from sales of foreclosed real estate                                                                  3         95
   Expenditures on foreclosed real estate                                                                        (1)        --
   Proceeds from sale of premises and equipment                                                                   2        100
                                                                                                            -------    -------

NET CASH USED BY INVESTING ACTIVITIES                                                                       $  (791)   $(6,497)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                                     (27)     1,590
   Advances from FHLB
      Borrowings                                                                                              3,750         --
      Repayments                                                                                             (2,500)      (500)
   Net increase (decrease) in advances for taxes and insurance                                                   (1)        (3)
   Proceeds from sale of common stock                                                                            --      4,981
   Loan to ESOP                                                                                                  --       (447)
   Purchase of treasury stock                                                                                (1,237)        --
   Purchase of treasury shares for MRDP                                                                        (280)        --
   Dividends paid                                                                                               (71)        --
                                                                                                            -------    -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                            $  (366)   $ 5,621
NET INCREASE (DECREASE) IN CASH                                                                                (777)      (666)
CASH, BEGINNING OF PERIOD                                                                                     2,340      2,268
                                                                                                            -------    -------
CASH, END OF PERIOD                                                                                         $ 1,563    $ 1,602
                                                                                                            =======    =======

                       PFSB BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2000, interim financial statements.

The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 1999.

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


                                                           Three Months Ended    Nine Months Ended
                                                                   June 30,             June 30,
                                                               2000       1999       2000      1999
                                                              -----      -----      -----     -----
                                                            (In thousands,  except per share amounts)
Basic earnings per share:

   Income available to common shareholders                  $  31        $  97        $ 147       $ 229
                                                            =====        =====        =====       =====

   Average common shares outstanding                          406          515          442         515
                                                            =====        =====        =====       =====

   Basic earnings per share                                 $0.08        $0.19        $0.33       $0.44
                                                            =====        =====        =====       =====

   Diluted earnings per share                               $0.08          N/A        $0.33         N/A
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

A summary of ESOP shares at June 30, 2000 is as follows:

   Shares committed for release                                      2,236
   Shares released                                                   3,354
   Unreleased shares                                                39,130
                                                                  --------

                                   TOTAL                            44,720
                                                                  ========

   Fair value of unreleased shares                                $440,213
                                                                  ========



NOTE E--Stock Based Compensation Plans
--------------------------------------

The Board of Directors adopted and on January 27, 2000, the shareholders approved the PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan. This plan was established to assist the Company and its subsidiary in attracting, retaining and motivating key management and employees by aligning their financial interest with those of the shareholders of the Company. The plan provides for stock awards in the form of restricted stock of up to 22,360 shares and for the grant of options for up to 55,900 shares.

On April 6, 2000, the Company awarded to officers, directors, and employees 22,360 shares of restricted stock which vest over a five year period. The Company selected an amortization method which recognizes an equal amount of compensation cost each year, called straight line amortization.

Options to acquire shares of the Company's common stock may be granted to certain officers, directors and employees of the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On April 6, 2000, the Company granted options for 44,720 shares at $10.25 per share. The options will vest over a five year period following the date of grant and are exercisable for up to ten years.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" the Company has elected to apply the recognition provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.


NOTE F--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended June 30, 2000 and 1999, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and nine month periods ended June 30, 2000 and 1999 is summarized as follows:

                                                            Three Months Ended    Nine Months Ended
                                                                   June 30,             June 30,
                                                               2000      1999       2000      1999
                                                              -----     -----      -----     -----
                                                                     (Dollars in thousands)
Net Income
Other comprehensive income:                                   $  31     $  97      $ 147     $ 229

Net unrealized holding gains (losses) on investments
 in debt and equity securities available-for-sale                21      (175)       (17)     (188)

Adjustments for net securities (gains) losses realized
 in net income, net of applicable income taxes                   --        --         --        --
                                                              -----     -----      -----     -----

Total other comprehensive income (loss)                       $  52     $ (78)     $ 130     $  41
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

The discussion and analysis included herein covers material changes in results of operations during the three month and nine month periods ended June 30, 2000 and 1999 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1999.

Financial Condition at June 30, 2000 and September 30, 1999
-----------------------------------------------------------

Total assets decreased $195,000 to $66.3 million at June 30, 2000. There was a $778,000 decrease in cash, a $1,081,000 decrease in investment securities, a $420,000 decrease in mortgage-backed securities, a $1,688,000 increase in loans receivable, a $63,000 decrease in foreclosed real estate, and a $573,000 increase in premises and equipment. A portion of these decreases were used to fund stock repurchases in the amount of $1.5 million. The decrease in investment securities was mainly due to the maturity of a $1.0 million federal agency security which, along with a $1,250,000 increase in FHLB advances, was used to fund the increase in loans receivable. The increase in premises and equipment was mainly due to the construction of the new branch facility located in Kahoka, Missouri. The new facility opened for business May 9, 2000.

Total liabilities increased $1,283,000 to $57.1 million at June 30, 2000 as compared to September 30, 1999. The increase was due to a $1,250,000 increase in FHLB advances and a $68,000 increase in dividends payable.

Stockholders equity at June 30, 2000 decreased $1,478,000 to $9,167,000 or 13.8% of total assets, as compared to $10,645,000 at September 30, 1999. The decrease was primarily due to the repurchase of 129,568 shares of Company stock at a cost of $1.5 million. Of those shares, 22,360 was used to fund the restricted stock awards under the Company's 2000 Stock-Based Incentive Plan. These two factors, along with nine months earnings in the amount of $147,000, resulted in the decrease of stockholders equity.

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


                                                                                             June 30         September 30
                                                                                               2000             1999
     Non-accrual loans.................................................................       $ 212             $ 138
     Loans past due 90 days or more and still accruing interest .......................           0                 0
     Foreclosed real estate and other repossessed assets ..............................          37               100
                                                                                              -----             -----
          Total non-performing assets .................................................       $ 249             $ 238

Non-accrual loans at June 30, 2000 and September 30, 1999 consisted primarily of residential real estate loans.

Results of Operations for the Three Months Ended June 30, 2000 and 1999
-----------------------------------------------------------------------

Net income for the three months ended June 30, 2000 decreased $66,000 compared to the three months ended June 30, 1999. Net interest income decreased $26,000, while non-interest income increased $2,000. Non-interest expense increased $74,000,and income taxes decreased $32,000 for the three months ended June 30, 2000 compared to the same period ended June 30, 1999.

Interest income increased $23,000 for the three month period ended June 30, 2000 as compared to the three month period ended June 30, 1999, while interest expense increased $49,000, providing a decrease in net interest income of $26,000. The increase in interest income was due to an increase in loans receivable of $2.5 million, which was partially offset by a decrease in mortgage-backed investments of $675,000, along with a decrease in investment securities of $1.2 million. Interest expense increased $49,000 from the three month period ended June 30, 2000 as compared to the same period ended June 30, 1999. This was mainly due to the cost of obtaining FHLB advances. Investment yield increased from 5.85% to 6.01% and the cost of deposits increased from 4.74% to 5.12% for the period ended June 30, 2000 compared to the period ended June 30, 1999. The increase in investment yield and cost of deposits resulted from the general increase in market rates between the two periods.

Total non-interest income increased $2,000 for the three month period ended June 30, 2000 as compared to the same period ended June 30, 1999 while total non-interest expense increased $74,000. Of the increase $41,000 was due to increased employee salaries and benefits (mainly due to the ESOP plan implemented as a part of the stock conversion and the stock awards) and most of the remainder was due to increased audit and professional expenses due to the increased reporting requirements associated with being a public company.

Results of Operations for the Nine Months Ended June 30, 2000 and 1999
----------------------------------------------------------------------

Net income for the nine months ended June 30, 2000 decreased $82,000 compared to the nine months ended June 30, 1999. Net interest income increased $118,000, while non-interest income decreased $74,000. Non-interest expense increased $173,000, and income taxes decreased $47,000 for the nine months ended June 30, 2000 compared to the same period ended June 30, 1999.

Interest income increased $187,000 for the nine month period ended June 30, 2000 as compared to the nine month period ended June 30, 1999, while interest expense increased $69,000, providing an increase in net interest income of $118,000. The increase in interest income was due to an increase in loans receivable of $2.5 million, which was partially offset by a decrease in mortgage-backed investments of $675,000, along with a decrease in investment securities of $1.2 million. Interest expense increased $69,000 from the nine month period ended June 30, 2000 as compared to the same period ended June 30, 1999. Of this increase, $150,000 can be attributed to the increased cost of FHLB advances, and this was partially offset by a decrease in deposit expense of $81,000. Investment yield increased from 5.85% to 6.01% and the cost of deposits increased from 4.74% to 5.12% for the period ended June 30, 2000 compared to the period ended June 30, 1999. The increase in investment yield and cost of deposits resulted from the general increase in market rates between the two periods.

Total non-interest income decreased $74,000 for the nine month period ended June 30, 2000 as compared to the same period ended June 30, 1999. Loss on foreclosed real estate in the amount of $12,000 for the period ended June 30, 2000, along with a gain on the sale of investment securities in the amount of $14,000 and a one-time profit of $44,000 on the sale of the former Kahoka Branch office building for the period ended June 30, 1999 accounted for the majority of the decrease between periods.

                       PFSB BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Total non-interest expense increased $173,000 for the period. Of the increase $66,000 was due to increased employee salaries and benefits (mainly due to the ESOP plan implemented as a part of the stock conversion and the stock awards) and most of the remainder was due to increased audit and professional expenses due to the increased reporting requirements associated with being a public company.

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

Office of Thrift Supervision regulations require savings institutions to maintain an average daily balance of liquid assets equal to at least 4.0% (which percentage is subject to change) of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratio at June 30, 2000 was 17.4%.

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2000, cash and interest-bearing deposits totaled $1.6 million, or 2.4% of total assets, and investment securities classified as available-for-sale totaled
$8.8 million. At June 30, 2000, the Bank had outstanding FHLB advances in the amount of $3.75 million.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At June 30, 2000, the Bank had outstanding loan commitments totaling $1,171,000 and had undisbursed loans in process totaling $593,000. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2000 totaled $27.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of June 30, 2000, Palmyra Savings complied with all regulatory capital requirements with tangible, core and risk-based capital ratios of 12.91%, 12.91% and 27.05%, respectively. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at June 30, 2000.

                                                                                                     To Be Well Capitalized
                                                                    For Capital                      Under Prompt Corrective
                                       Actual                      Adequacy Purposes                     Action Provisions
                                   --------------                  -----------------                 ------------------------
                                   Amount  Ratio                   Amount     Ratio                  Amount            Ratio
                                   ------  ------                  ------     ------                 ------            ------
                                                                (Dollars in thousands)
As of June 30, 2000
  Total Risk-Based Capital
  (to Risk Weighted Assets)        $8,867  27.93%  (greater than   $2,539      8.0%  (greater than   $3,174            10.0%
  Tier 1 Capital                                    or equal to)                      or equal to)
  (to Risk Weighted Assets)        $8,587  27.05%  (greater than   $1,270      4.0%  (greater than   $1,905             6.0%
  Tier 1 Capital                                    or equal to)                      or equal to)
  (to Adjusted Assets)             $8,587  12.91%  (greater than)  $1,996      3.0%  (greater than   $3,327             5.0%
  Tangible Capital                                                                    or equal to)
  (to Adjusted Assets)             $8,587  12.91%  (greater than   $  998      1.5%  (greater than)     N/A             N/A
                                                   or equal to)

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


                                   PFSB Bancorp, Inc.


     Date:  August 14, 2000        By: /s/ Eldon R. Mette
                                    -------------------------------------------
                                          Eldon R. Mette
                                          President and Chief Executive Officer



     Date:  August 14, 2000        By: /s/ Ronald L. Nelson
                                    --------------------------------------------
                                           Ronald L. Nelson
                                           Vice President, Treasurer and
                                           Secretary