Form 10KSB40
period 2000-09-30
PFSB BANCORP INC
filed 2000-12-29
CIK 1075118

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the Fiscal Year Ended September 30, 2000


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

        Issuer's telephone number, including area code: (573) 769-2134
       Securities registered pursuant to Section 12 (a) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

         Check if there is no disclosure of delinquent a in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         The issuer's gross revenues for the fiscal year ended September 30, 2000 were $4,596,423.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,493,791 based upon the average of the bid and asked price ($12.16 per share) as quoted on the OTC Bulletin Board for December 1, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by non-affiliates.

         The number of shares outstanding of the registrant's Common Stock as of December 1, 2000 was 451,792.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 2000 Annual Report to Stockholders and of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

Transitional Small Business Disclosure Format (check one): Yes ____ No  X
                                                                       ---

                                                  INDEX

                                                 Part I
                                                                                                     Page
Item 1.  Description of Business ...................................................................    3
Item 2.  Description of Properties .................................................................   27
Item 3.  Legal Proceedings .........................................................................   27
Item 4.  Submission of Matters to a Vote of Securities Holders .....................................   27

                                                 Part II

Item 5.  Market for Common Equity and Related Stockholder Matters ..................................   28
Item 6.  Management's Discussion and Analysis or Plan of Operation .................................   28
Item 7.  Financial Statements ......................................................................   28
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure .......................................................................   28

                                                 Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act ..............................................................   28
Item 10. Executive Compensation ....................................................................   28
Item 11. Security Ownership of Certain Beneficial Owners and Management ............................   28
Item 12. Certain Relationships and Related Transactions ............................................   29
Item 13. Exhibits and Reports on Form 8-K ..........................................................   29

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

         Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which PFSB Bancorp, Inc. operates, as well as nationwide, PFSB Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. PFSB Bancorp, Inc. assumes no obligation to update any forward-looking statements.

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

Market Area

         Palmyra Savings conducts business from its main office in Palmyra (Marion County) and two branch offices located in Canton (Lewis County) and Kahoka (Clark County). Substantially all of Palmyra Savings' depositors live in Lewis, Clark and Marion Counties and most of Palmyra Savings' loans are secured by properties located in these counties. Lewis, Clark and Marion Counties are rural counties that historically have had higher unemployment and lower income than the rest of Missouri. The U.S. Service industries represent the largest group of employers in Lewis and Marion Counties, while farm-related businesses are the largest employers in Clark County. Manufacturing employment is most significant in Marion County. Industries located in the region include chemicals, automobile parts, electric utilities, and state and local government.

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

Lending Activities

         General. At September 30, 2000, Palmyra Savings' net loans receivable totaled $44.5 million, or 63.6% of total assets. Palmyra Savings has concentrated its lending activities on one- to four-family mortgage loans, with these loans amounting to 86.6% of loans at September 30, 2000. Palmyra Savings also originates multi-family, commercial real estate, land and residential construction loans, as well as loans secured by savings accounts. In addition, Palmyra Savings purchases participation interests in residential mortgage loans that are primarily secured by non-owner-occupied duplex properties, multi-family and commercial real estate loans. Purchased loan interests amounted to $7.1 million, or 15.9% of net loans, at September 30, 2000. A substantial portion of Palmyra Savings' mortgage loan portfolio is secured by real estate located in Missouri.

         Loan Portfolio Analysis. The following table sets forth the composition of Palmyra Savings' loan portfolio at the dates indicated. Palmyra Savings had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                                  At September 30,
                                                                  --------------------------------------------------
                                                                            2000                      1999
                                                                  -------------------------- -----------------------
                                                                    Amount        Percent     Amount      Percent
                                                                  ------------  ------------ ----------  -----------
                                                                               (Dollars in thousands)
Mortgage loans:
   One- to four-family..........................................      $39,228         86.61%   $37,600        88.79%
   Multi-family.................................................          911          2.01        328         0.78
   Commercial...................................................        2,744          6.06      2,440         5.76
   Construction.................................................        1,466          3.24      1,086         2.56
   Land.........................................................          382          0.84        408         0.96
                                                                      -------        ------    -------       ------
      Total mortgage loans......................................      $44,731         98.76    $41,862        98.85

Consumer loans:
   Education loans..............................................           45          0.10        112         0.27
   Savings account loans........................................          511          1.13        364         0.86
   Other........................................................            4          0.01          9         0.02
                                                                      -------        ------    -------       ------
      Total consumer loans......................................          560          1.24        485         1.15
                                                                      -------        ------    -------       ------
      Total loans, gross........................................       45,291        100.00%    42,347       100.00%
                                                                                     ======                  ======

Less:
   Undisbursed loan funds.......................................          481                      681
   Allowance for loan losses....................................          280                      280
   Deferred loan fees...........................................            1                        1
                                                                      -------                  -------
      Loan receivable, net......................................      $44,529                  $41,385
                                                                      =======                  =======

         One- to Four-Family Real Estate Loans. Palmyra Savings' primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Palmyra Savings also purchases participation interests in one- to four-family mortgage loans that are primarily secured by non-owner-occupied duplex properties located in other areas of Missouri. At September 30, 2000, $5.6 million, or 14.2%, of Palmyra Savings' one- to four-family loans were purchased loans. All one- to four-family mortgage loans are held in Palmyra Savings' portfolio for long-term investment.

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

         Multi-family and Commercial Real Estate Loans. Palmyra Savings occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All of Palmyra Savings' multi-family loans are purchased participation interests secured by properties located in Missouri, and $582,000, or 21.2%, of Palmyra Savings' commercial real estate loans are purchased participation interests. All purchased participation interests are underwritten according to the same standards that Palmyra Savings would use if it were originating the underlying loans. Palmyra Savings has no written or oral commitments with any institution to purchase a predetermined number or type of participation interests.

         At September 30, 2000, Palmyra Savings' commercial real estate loans are secured by churches, storefronts, a nursing home and a restaurant, all located in Missouri. At September 30, 2000, Palmyra Savings' largest multi-family or commercial real estate loan that Palmyra Savings originated was $356,000 and is secured by land located in Marion County, Missouri. The largest purchased multi-family or commercial real estate participation interest had an outstanding balance of $435,000 at September 30, 2000 and is secured by a nursing home located in Shelbina, Missouri.

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

         Palmyra Savings' construction loans to builders generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are usually made to the builder before there is an identified buyer for the completed home. Palmyra Savings lends to a limited number of local builders with whom it has long standing relationships and limits each builder to no more than three homes under construction at a time. At September 30, 2000, the largest amount of construction loans outstanding to one builder was $150,000, all of which was for speculative construction. Construction loans to individuals are made on the same terms as Palmyra Savings' one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

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

         Land Loans. Palmyra Savings occasionally originates loans secured by unimproved land, including small residential subdivisions in Palmyra Savings' primary market area. These loans have terms of three to 20 years and generally have adjustable interest rates. The largest land loan at that date was $97,000.

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

         Loans to One Borrower. The maximum amount that Palmyra Savings may lend to one borrower is limited by federal regulations. At September 30, 2000, Palmyra Savings' regulatory limit on loans to one borrower was $1.3 million. At that date, Palmyra Savings' largest amount of loans to one borrower, including the borrower's related interests, was $628,000 and consisted of residential mortgage loans. These loans were performing according to their original terms at September 30, 2000.

 PAGE>

         Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in Palmyra Savings' portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses. For purposes of the table, the contractual maturities of Palmyra Savings' three- and five-year balloon mortgage loans are reported over their respective amortization periods up to 30 years rather than as maturing at the end of the 3-year or 5-year balloon term. Given Palmyra Savings' experience with its borrowers, Palmyra Savings believes this presentation is appropriate.

                                                                 After     After     After
                                                               One Year   3 Years   5 Years
                                                      Within    Through   Through   Through     Beyond
                                                     One Year   3 Years   5 Years   10 Year    10 Years    Total
                                                     --------- ---------- --------- --------- ---------- -----------
                                                                         (Dollars in Thousands)
Mortgage loans:
         One- to four-family......................    $ 2,402    $ 3,315   $ 3,372   $ 8,529   $ 21,610    $ 39,228
         Multi-family.............................         23         51        60       186        590         910
         Commercial...............................        192        211       228       568      1,545       2,744
         Construction.............................      1,466         --        --        --         --       1,466
         Land.....................................        114         34        30        84        120         382
Consumer loans:
         Education................................         34          6         5        --         --          45
         Savings account loans....................        298         78        43         8         85         512
         Other....................................          2          2        --        --         --           4
                                                      -------    -------   -------   -------   --------    --------
                  Total...........................    $ 4,531    $ 3,697   $ 3,738   $ 9,375   $ 23,950    $ 45,291
                                                      =======    =======   =======   =======   ========    ========

         The following table sets forth the dollar amount of all loans due after September 30, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                                                  Floating-
                                                                     or
                                                       Fixed-    Adjustable-
                                                        Rate        Rates
                                                     ----------- ------------
                                                     (Dollars in Thousands)

Mortgage loans:
         One- to four-family......................      $ 1,718     $ 35,108
         Multi-family.............................           --          887
         Commercial...............................           11        2,541
         Land.....................................           44          224
Consumer loans:
         Education................................           11           --
         Savings account loans....................          214           --
         Other....................................            2           --
                                                        -------     --------
                  Total...........................      $ 2,000     $ 38,760
                                                        =======     ========

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

                                                                                                              Years Ended
                                                                                                              September 30,
                                                                                                     ----------------------------
                                                                                                           2000         1999
                                                                                                     ------------- --------------
                                                                                                            (In thousands)
Total loans receivable, net, at beginning of period...........................................         $ 41,385      $40,513

Loans originated:
Mortgage loans:
         One- to four-family..................................................................            8,462      $12,517
         Multi-family.........................................................................              600           --
         Commercial...........................................................................              791        1,509
         Construction.........................................................................            1,691        1,490
         Land.................................................................................              123          208
                                                                                                      ---------    ---------
                  Total mortgage loans........................................................           11,667       15,724

Consumer loans:
         Education............................................................................               34           55
         Savings account......................................................................              505          296
         Other................................................................................               --            1
                                                                                                      ---------    ---------
                  Total consumer loans........................................................              539          352
                                                                                                      ---------    ---------
                           Total loans originated.............................................           12,206       16,076

Loans purchased:
         One- to four-family..................................................................              255        1,231
         Multi-family.........................................................................              598           --
         Commercial...........................................................................              182          450
         Construction.........................................................................              366          304
                                                                                                      ---------    ---------
                  Total loans purchased.......................................................            1,401        1,985

Loans sold:
  Education...................................................................................              (99)         (43)

Principal repayments..........................................................................          (10,164)     (17,232)
Increase (decrease) in other items, net.......................................................             (200)          86
                                                                                                      ---------    ---------
Net increase (decrease) in loans receivable, net..............................................            3,144          872
                                                                                                      ---------    ---------
Total loans receivable, net, at end of period.................................................         $ 44,529      $41,385
                                                                                                      =========    =========


         Loan Commitments. Palmyra Savings issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 2000, Palmyra Savings had loan commitments totaling $414,000, not including undisbursed portions of mortgage loans and consumer loans of $1.7 million.

         Loan Fees. In addition to interest earned on loans, Palmyra Savings receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Palmyra Savings charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At September 30, 2000, Palmyra Savings had $1,000 of deferred loan fees. Palmyra Savings recognized $-0- and $3,000 of deferred loan fees during the years ended September 30, 2000 and 1999, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

         Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrowers fails to make a required loan payment, Palmyra Savings attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the fifth day of the month and a second late notice is mailed on the 15th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 25th day of the month, additional contact is made either through additional notices or other means and Palmyra Savings will attempt to work out a payment schedule. While Palmyra Savings generally prefers to work with borrowers to resolve the problems, Palmyra Savings will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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


                                                                                             At September 30,
                                                                                         ----------------------
                                                                                            2000        1999
                                                                                         ----------  ----------
                                                                                         (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
         One- to four-family............................................................      $ 151      $  137
         Commercial.....................................................................         --          --
                                                                                             ------      ------
                  Total mortgage loans..................................................        151         137
Consumer loans..........................................................................         --          --
                                                                                             ------      ------
           Total........................................................................        151         137
Accruing loans contractually past due 90 days or more...................................         --          --
                                                                                             ------      ------
Total of nonaccrual and 90 days past due loans..........................................        151         137
Real estate owned.......................................................................        105         100
                                                                                             ------      ------
                           Total nonperforming assets...................................     $  256      $  237
                                                                                             ======      ======

Nonaccrual and 90 days or more past due loans as a percentage...........................        .34%       0.33%
    of loans receivable, net
Nonaccrual and 90 days or more past due loans   as a percentage of total assets.........        .21%       0.21%
Nonperforming assets as a percentage of total assets....................................        .36%       0.36%


         Interest income that would have been recorded for 2000 had nonaccruing loans been current in accordance with their original terms amounted to approximately $13,000. The amount of interest included in interest income in 2000 on these loans amounted to approximately $7,000.

         Real Estate Owned. Real estate acquired by Palmyra Savings as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2000, Palmyra Savings had foreclosed real estate of $105,000.

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

         The aggregate amounts of Palmyra Savings' classified and special mention assets at the dates indicated were as follows:

                                                                                             At September 30,
                                                                                       -----------------------------
                                                                                           2000             1999
                                                                                       ------------     ------------
                                                                                              (In thousands)
Classified assets:
   Loss.......................................................................         $        --       $      --
   Doubtful...................................................................                  --              --
   Substandard................................................................                 151             137
   Special mention............................................................                  --              --
                                                                                       -----------       ---------
                                                                                       $       151       $     137
                                                                                       ===========       =========


         At September 30, 2000, assets designated substandard consisted of five one- to four-family mortgage loans totalling $151,000.

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

         At September 30, 2000, Palmyra Savings had an allowance for loan losses of $280,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Palmyra Savings believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Palmyra Savings' loan portfolio, will not request Palmyra Savings to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Palmyra Savings' financial condition and results of operations.

     The following table sets forth an analysis of Palmyra Savings' allowance for loan losses.

                                                                                         Year Ended September 30,
                                                                                       -----------------------------
                                                                                           2000             1999
                                                                                       ------------     ------------
                                                                                            (Dollars in thousands)
Allowance at beginning of period...................................................    $    280         $    280
Provision for loan losses..........................................................          --               --
Recoveries.........................................................................          --               --
Charge-offs........................................................................          --               --
                                                                                       --------         --------
Allowance at end of period.........................................................    $    280         $    280
                                                                                       ========         ========

Allowance for loan losses as a percentage of total loans outstanding
   at the end of the period........................................................        0.62%            0.66%
Net charge offs (recoveries) as a percentage of average loans outstanding
   during the period...............................................................          --               --
Allowance for loan losses as a percentage of nonperforming loans
   at the end of the period........................................................      186.02%          203.75%

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

                                                                                  At September 30,
                                                                    ----------------------------------------------
                                                                           2000                      1999
                                                                    ---------------------- -----------------------
                                                                               Percent                   Percent
                                                                             of Loans in               of Loans in
                                                                             Category to               Category to
                                                                   Amount    Total Loans    Amount     Total Loans
                                                                   ------    -----------    ------     -----------
                                                                               (Dollars in thousands)
Mortgage loans:
   One- to four-family.........................................    $ 164          86.61%     $155          88.79%
   Multi-family................................................       18           2.01         7           0.78
   Commercial..................................................       55           6.06        49           5.76
   Construction................................................       --           3.24         1           2.56
   Land........................................................        8           0.84         8           0.96
Consumer.......................................................       --           1.24        --           1.15
Unallocated....................................................       35             --        60             --
                                                                   -----         ------      ----         ------
  Total allowance for loan losses..............................    $ 280         100.00%     $280         100.00%
                                                                   =====         ======      ====         ======

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

     The following table sets forth the amortized cost and fair value of Palmyra Savings 's securities, by accounting classification and by type of security, at the dates indicated.

                                                                           At September 30,
                                                             ----------------------------------------------
                                                                     2000                    1999
                                                             ----------------------  ----------------------
                                                             Carrying      Fair      Carrying      Fair
                                                               Value      Value       Value       Value
                                                             ---------- -----------  ---------  -----------
                                                                            (In thousands)
Available for sale:
   U.S. Government agency securities.......................   $  8,870     $ 8,870    $ 9,816      $ 9,816
                                                              --------     -------    -------      -------
      Total available for sale.............................      8,870       8,870      9,816        9,816
                                                              --------     -------    -------      -------

Held to maturity:
   U.S. Government agency securities.......................      6,917       6,705      6,914        6,682
   Municipal...............................................        510         512        570          573
   Mortgage-backed securities..............................      3,099       3,008      3,650        3,574
                                                              --------     -------    -------      -------
      Total held to maturity...............................     10,526      10,225     11,134       10,829
                                                              --------     -------    -------      -------
      Total................................................   $ 19,396    $ 19,095    $20,950      $20,645
                                                              ========    ========    =======      =======


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

         At September 30, 2000, Palmyra Savings did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of PFSB Bancorp's stockholders' equity at that date.

         The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Palmyra Savings' debt securities at September 30, 2000, all of which are available for sale. Certain U.S. Government agency obligations and municipal obligations are exempt from state taxation, but their yields have not been computed on a tax equivalent basis for purposes of the table.

                                     Less Than           One to           After Five to           After
                                     One Year          Five Years           Ten Years           Ten Years           Totals
                               ------------------ -------------------- ------------------- ------------------- ------------------
                                         Weighted             Weighted            Weighted            Weighted           Weighted
                               Carrying  Average   Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average
                                Value     Yield     Value      Yield    Value     Yield     Value      Yield    Value      Yield
                                -----     -----     -----      -----    -----     -----     -----      -----    -----      -----
                                                                        (Dollars in thousands)
U.S. Government agency
   securities.................  $  --       --    $ 9,783     5.93%    $ 5,204      5.98%   $   800    7.00%   $15,787    6.00%
Municipal.....................    110     5.03%       245     5.29%        155      5.48%        --      --        510    5.29%
Mortgage-backed securities....      3     9.09%       250     7.64%        538      6.42%     2,308    6.52%     3,099    6.60%
                                -----             -------              -------              -------            -------
         Total................  $ 113     5.14%   $10,278     5.95%    $ 5,897      6.01%   $ 3,108    6.65%   $19,396    6.07%
                                =====             =======              =======              =======            =======

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

         The following table indicates the amount of Palmyra Savings' jumbo certificate accounts by time remaining until maturity as of September 30, 2000. Jumbo certificate accounts have principal balances of $100,000 or more.

                                                  Certificates
Maturity Period                                    of Deposits
---------------                                  --------------
                                                 (In thousands)

Three months or less..........................           $  206
Over three through six months.................              784
Over six through twelve months................            1,052
Over twelve months............................            1,408
                                                         ------
         Total................................           $3,450
                                                         ======


         Deposit Flow. The following table sets forth the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Palmyra Savings between the dates indicated.

                                                                       At September 30,
                                                   ----------------------------------------------------------
                                                                 2000                          1999
                                                   ---------------------------------- -----------------------
                                                               Percent                             Percent
                                                                 of        Increase                  of
                                                    Amount      Total     (Decrease)   Amount       Total
                                                   --------- ------------ ----------- ---------- ------------
                                                                      (Dollars in thousands)
Passbook accounts.............................      $ 7,886        13.99%       (588)   $ 8,474      15.94%
NOW accounts..................................        2,636         4.67         597      2,039       3.84
Money market deposits.........................        1,272         2.26          (9)     1,281       2.41
Fixed-rate certificates maturing:
         Within 1 year........................       30,609        54.28       6,745     23,864      44.91
         After 1 year, but within 2 years.....        5,892        10.45      (3,232)     9,124      17.17
         After 2 years, but within 5 years ...        8,090        14.35        (267)     8,357      15.73
                                                    -------      -------      ------    -------     ------
                  Total.......................      $56,385       100.00%     $3,246    $53,139     100.00%
                                                    =======      =======      ======    =======     ======

         Time Deposits by Maturities. The following table sets forth the amount of time deposits in Palmyra Savings categorized by maturities at September 30, 2000.

                                                                            Amount Due
                                                  --------------------------------------------------------------
                                                                         After      After
                                                              One to    Two to      Three      After
                                                  Less than     Two      Three     to Four      Four
                                                   One Year    Years     Years      Years      Years      Total
                                                  ---------- --------  --------   ---------   -------    -------
                                                                      (Dollars in thousands)
Certificate accounts:
  4.00 - 4.99%..................................    $ 3,016   $   941   $    --   $    --     $    --    $ 3,957
  5.00 - 5.99%..................................     13,752     1,280       649     1,440         488     17,609
  6.00 - 6.99%..................................      9,252     2,118     3,435       557       1,521     16,883
  7.00 - 7.99%..................................      4,589     1,553        --        --          --      6,142
                                                    -------   -------   -------   -------     -------    -------

   Total........................................    $30,609   $ 5,892   $ 4,084   $ 1,997     $ 2,009    $44,591
                                                    =======   =======   =======   =======     =======    =======

     Time Deposits by Rates. The following table sets forth the time deposits in Palmyra Savings classified by rates as of the dates indicated.

                                                    At September 30,
                                                  --------------------
                                                     2000       1999
                                                  ---------- ---------
                                                     (In thousands)

4.00 - 4.99%...................................     $ 3,957   $15,842
5.00 - 5.99%...................................      17,609    18,457
6.00 - 6.99%...................................      16,883     7,046
7.00 - 7.99%...................................       6,142        --
                                                   --------   -------
         Total.................................    $ 44,591   $41,345
                                                   ========   =======

     Deposit Activity. The following table sets forth the deposit activity of Palmyra Savings for the periods indicated.

                                                        Year Ended
                                                      September 30,
                                                  ---------------------
                                                     2000       1999
                                                  ---------- ----------
                                                      (In thousands)

Beginning balance...............................   $ 53,139    $52,724
Net withdrawals
 before interest credited.......................      1,245    (1,480)
Interest credited...............................      2,001      1,895
Net increase in deposits........................      3,246        415
                                                   --------    -------
Ending balance..................................   $ 56,385    $53,139
                                                   ========    =======

     Borrowings. Palmyra Savings has the ability to use advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Des Moines, Palmyra Savings is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2000, Palmyra Savings had an available credit line of $24.8 million from the Federal Home Loan Bank of Des Moines under which Palmyra Savings had outstanding advances of $4.3 million.

     The following tables set forth certain information regarding Palmyra Savings' use of Federal Home Loan Bank of Des Moines advances during the periods and at the dates indicated.

                                                                                        Year Ended September 30,
                                                                                    --------------------------------
                                                                                       2000                  1999
                                                                                    -----------           ----------
                                                                                         (Dollars in thousands)
Maximum amount of advances outstanding at any month end...........................     $ 4,250               $2,500
Approximate average short-term advances outstanding...............................       3,519                  423
Approximate weighted average rate paid on advances................................       6.33%                4.33%

                                                             At September 30,
                                                          --------------------
                                                            2000        1999
                                                          --------   ---------
                                                         (Dollars in thousands)

Balance outstanding at end of period...................     $ 4,250    $2,500
Weighted average rate paid on advances.................        6.72%     5.90%

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

Personnel

     As of September 30, 2000, Palmyra Savings had 18 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit. Palmyra Savings believes its relationship with its employees is good.

                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, PFSB Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Palmyra Savings is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Palmyra Savings is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Palmyra Savings must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Palmyra Savings' safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on PFSB Bancorp, Palmyra Savings and their operations. Certain of the regulatory requirements applicable to Palmyra Savings and to PFSB Bancorp are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Palmyra Savings and PFSB Bancorp.

Holding Company Regulation

     PFSB Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as PFSB Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that Palmyra Savings continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as PFSB Bancorp, so long as Palmyra Savings continues to comply with the QTL Test. Upon any non-supervisory acquisition by PFSB Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, PFSB Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of PFSB Bancorp and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Palmyra Savings must notify the Office of Thrift Supervision 30 days before declaring any dividend to PFSB Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2000, Palmyra Savings met each of its capital requirements.

     The following table presents Palmyra Savings' capital position at September 30, 2000.

                                                                                           Capital
                                                              Excess         ----------------------------------
                          Actual           Required        (Deficiency)          Actual            Required
                         Capital           Capital            Amount            Percent            Percent
                    ------------------  --------------  ------------------  ----------------   ----------------
                                                       (Dollars in thousands)
Tangible............... $ 8,657            $ 1,054             $ 7,603            12.32%               1.5
Core (Leverage)........   8,657              1,325               7,332            26.13%               4.0
Risk-based.............   8,937              2,651               6,286            26.97%               8.0


     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is

"critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Palmyra Savings is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, FICO payments for Savings Association Insurance Fund members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. By law, there is equal sharing of FICO payments between Savings Association Insurance Fund and Bank Insurance Fund members beginning on January 1, 2000.

     Palmyra Savings was not required to pay any premiums for fiscal 2000. Payments toward the FICO bonds amounted to $11,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Palmyra Savings. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Palmyra Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, Palmyra Savings' limit on loans to one borrower was $1.3 million , and Palmyra Savings' largest aggregate outstanding balance of loans to one borrower was $628,000.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, Palmyra Savings maintained 81% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under current regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Palmyra Savings, it is a subsidiary of a holding company. In the event Palmyra Savings' capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Palmyra Savings' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. Palmyra Savings is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Palmyra Savings' liquidity ratio for September 30, 2000 was 24.14%, which exceeded the applicable requirements. Palmyra Savings has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Palmyra Savings' latest quarterly thrift financial report. The assessments paid by Palmyra Savings for the fiscal year ended September 30, 2000 totaled 25,000.

     Transactions with Related Parties. Palmyra Savings' authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including PFSB Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Palmyra Savings' authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Palmyra Savings may make to insiders based, in part, on Palmyra Savings' capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

     Palmyra Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Palmyra Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Palmyra Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2000 of $402,900.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At September 30, 2000, Palmyra Savings complied with the foregoing requirements.

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

         Audits. The Internal Revenue Service has not audited Palmyra Savings' federal income tax returns for the past five years.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of PFSB Bancorp and Palmyra Savings.

Name                                 Age (1)        Position
----                                ---------       ------------
Eldon R. Mette....................     63           President and Chief Executive Officer of PFSB Bancorp and
                                                       Palmyra Savings

Ronald L. Nelson..................     47           Vice President, Treasurer and Secretary of PFSB Bancorp and
                                                       Palmyra Savings

----------------------------
(1)  As of September 30, 2000

         The executive officers of PFSB Bancorp and Palmyra Savings are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

         Eldon R. Mette has been employed with Palmyra Savings since 1969. Before becoming President in January 1999, Mr. Mette served as Executive Vice President since September 1969.

         Ronald L. Nelson has been employed with Palmyra Savings since 1973. He has served as Vice President and Treasurer since 1978, and secretary since 1999.

ITEM 2.        DESCRIPTION OF PROPERTIES

Properties

         The following table sets forth information relating to Palmyra Saving's offices as of September 30, 2000.

                                                             Year      Net Book      Owned/          Approximate
Location                                                    Opened     Value(1)      Leased        Square Footage
------------------------------------                       ---------  ------------  ----------     --------------
Main Office                                                  1975      $194,989         Owned           2,816
-----------
123 W. Lafayette Street
Palmyra, Missouri

Branch Offices                                               1992       235,880         Owned           2,904
--------------
600 Washington Street(2)
Canton, Missouri

180 S. Johnson Street (2)                                    1976       651,521         Owned           2,484
Kahoka, Missouri

--------------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by Palmyra Savings and PSA Service Corporation.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         The information regarding the market for PFSB Bancorp's common equity and related stockholder matters is incorporated herein by reference to PFSB Bancorp's 2000 Annual Report to Stockholders on page 2.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to PFSB Bancorp's 2000 Annual Report to Stockholders on pages 5 through 11.

ITEM 7         FINANCIAL STATEMENTS

         The information regarding financial statements is incorporated herein by reference to PFSB Bancorp's 2000 Annual Report to Stockholders on pages 12 through 35.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information regarding change in accountants is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on January 25, 2001 at page 8.

                                   PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information relating to the directors and officers of PFSB Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on January 25, 2001 at pages 4, 5 and 8 and to Part I, Item 1, "Business--Executive Officers of the Registrant" of this report.

ITEM 10.       EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on January 25, 2001 at pages 6 through 8.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on January 25, 2001 at page 8.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on January 25, 2001 at page 8.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   (1)   The following are filed as a part of this report by means
                     of incorporation to PFSB Bancorp's 1999 Annual Report to
                     Stockholders:

                          .  Independent Auditors' Report

                          . Consolidated Statements of Financial Condition as of September 30, 2000 and 1999

                          . Consolidated Statements of Income for the Years Ended September 30, 2000 and 1999

                          . Consolidated Statements of Equity for the Years Ended September 30, 2000 and 1999

                          . Consolidated Statements of Cash Flows for the Years Ended September 30, 2000 and 1999

                          .  Notes to Consolidated Financial Statements

               (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

               (3)   Exhibits

                     3.1     Articles of Incorporation of PFSB Bancorp, Inc.(1)
                     3.2     Bylaws of PFSB Bancorp, Inc.(1)
                     4.0     Form of Stock Certificate of PFSB Bancorp, Inc.(1)
                     10.1 Employment Agreement between PFSB Bancorp, Inc., Palmyra Savings and Eldon R. Mette(2)
                     10.2 Employment Agreement between PFSB Bancorp, Inc., Palmyra Savings and Ronald L. Nelson(2)
                     10.3    PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan
                             (3)
                     13.0    PFSB Bancorp, Inc. 2000 Annual Report to
                             Stockholders
                     21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                     23.0    Consent of Moore, Horton & Carlson, P.C.
                     27.0    Financial Data Schedule
                     --------------------

               (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on December 18, 1998, Registration No. 333-69191.
               (2) Incorporated herein by reference from the exhibits to the Form 10-QSB filed May 17, 1999.
               (3) Incorporated herein by reference from the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, as filed on December 15, 1999.

(b)      Reports on Form 8-K

None.

CONFORMED

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PFSB BANCORP, INC.


Date: December 21, 2000              By:  /s/ Eldon R. Mette
                                          -----------------------------------
                                          Eldon R. Mette
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                     Title                                                 Date
      ----                                     -----                                                 ----
/s/ Eldon R. Mette                             President and Chief Executive                   December 21, 2000
------------------------------------
Eldon R. Mette                                 Officer (principal executive officer)


/s/ Ronald L. Nelson                           Vice President, Secretary and                   December 21, 2000
------------------------------------
Ronald L. Nelson                               Treasurer (principal financial and
                                               accounting officer)


                                               Chairman of the Board                           December __, 2000
------------------------------------
L. Edward Schaeffer

/s/ Glenn J. Maddox                            Director                                        December 21, 2000
------------------------------------
Glenn J. Maddox

/s/ Albert E. Davis                            Director                                        December 21, 2000
------------------------------------
Albert E. Davis

/s/ Robert M. Dearing                          Director                                        December 21, 2000
------------------------------------
Robert M. Dearing

/s/ James D. Lovegreen                         Director                                        December 21, 2000
------------------------------------
James D. Lovegreen

/s/ Donald L. Slavin                           Director                                        December 21, 2000
------------------------------------
Donald L. Slavin