Form 10QSB
period 2000-12-31
PFSB BANCORP INC
filed 2001-02-14
CIK 1075118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                             ----------------------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2000
                                -----------------
                                      or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission File Number 0-25355
                       -------

                              PFSB BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Missouri                                           31-1627743
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 123 W. Lafayette St., P.O. Box 72, Palmyra, MO                 63461
-----------------------------------------------              ----------
(Address of principal executive offices)                     (Zip Code)


       573-769-2134
---------------------------
(Issuer's telephone number)



As of February 9, 2001, there were 451,792 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes            No    X
                      ------         -------

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                               DECEMBER 31, 2000



INDEX                                                          PAGE
-------                                                        ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                 1

  CONSOLIDATED STATEMENTS OF INCOME                              2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                          3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                   7-9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                      10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10

ITEM 5.  OTHER INFORMATION                                      10

SIGNATURES                                                      11

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                                     December 31,   September 30,
                                                                                                         2000            2000
                                                                                                   ------------------------------
ASSETS                                                                                               (Unaudited)     (Unaudited)
   Cash (includes interest-bearing deposits of $2,534 and $3,490, respectively)                           $ 2,803         $ 3,792
   Investment securities:
       Available-for-sale, at fair value                                                                    9,095           8,870
       Held-to-maturity (fair value of $7,378 and $7,217, respectively)                                     7,427           7,427
   Mortgage-backed securities held-to-maturity (fair value of $2,948 and $3,008 respectively)               2,947           3,099
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                     403             403
   Loans receivable, net (allowance for loan losses of $280 at December 31, 2000 and                       44,686          44,529
       September 30, 2000)
   Accrued interest receivable                                                                                478             600
   Premises and equipment                                                                                   1,074           1,082
   Foreclosed real estate                                                                                     105             105
   Other assets                                                                                                48             137
                                                                                                          -------         -------
                TOTAL ASSETS                                                                              $69,066         $70,044
                                                                                                          -------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                                                56,735          56,385
   Advances from FHLB                                                                                       2,750           4,250
   Advances from borrowers for property taxes and insurance                                                    34              51
   Other Liabilities                                                                                          124              95
                                                                                                          -------         -------
                TOTAL LIABILITIES                                                                         $59,643         $60,781

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                                 6               6
   Additional paid-in capital                                                                               4,932           4,929
   Retained earnings-substantially restricted                                                               6,345           6,348
   Unrealized (loss) on securities, net of taxes                                                              (59)           (197)
   Unearned ESOP shares                                                                                      (369)           (380)
   Unearned SBIP shares                                                                                      (195)           (206)
   Treasury Stock (107,208 shares at cost)                                                                 (1,237)         (1,237)
                                                                                                          -------         -------
                TOTAL STOCKHOLDERS' EQUITY                                                                $ 9,423         $ 9,263
                                                                                                          -------         -------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $69,066         $70,044
                                                                                                          -------         -------


See accompanying notes to consolidated financial statements.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                     Three Months Ended
                                                                        December 31,
                                                                      2000         1999
                                                                  ------------------------
                                                                        (Unaudited)
INTEREST INCOME
   Mortgage loans                                                  $  846         $  769
   Consumer and other loans                                            13              9
   Interest-bearing deposits                                           44             14
   Investment securities                                              257            270
   Mortgage-backed securities                                          49             57
                                                                   ------         ------
TOTAL INTEREST INCOME                                              $1,209         $1,119

INTEREST EXPENSE
   Deposits                                                           781            637
   Advances from FHLB                                                  64             41
                                                                   ------         ------
TOTAL INTEREST EXPENSE                                             $  845         $  678
                                                                   ------         ------
NET INTEREST INCOME                                                   364            441

PROVISION FOR LOAN LOSSES                                               -              -
                                                                   ------         ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   364            441

NON-INTEREST INCOME
   Service charges and other fees                                      16             12
   Income (loss) from foreclosed assets                                (2)            (1)
   Other                                                               10              3
                                                                   ------         ------
TOTAL NON-INTEREST INCOME                                              24             14

NON-INTEREST EXPENSE
   Employee salaries and benefits                                     201            169
   Occupancy costs                                                     44             35
   Advertising                                                         13             11
   Data processing                                                     23             22
   Federal insurance premiums                                           3              8
   Other                                                              109            104
                                                                   ------         ------
TOTAL NON-INTEREST EXPENSE                                            393            349
                                                                   ------         ------
INCOME (LOSS) BEFORE INCOME TAXES                                      (5)           106

INCOME TAXES (INCOME TAX BENEFIT)                                      (2)            39
                                                                   ------         ------
NET INCOME (LOSS)                                                  $   (3)        $   67
                                                                   ======         ======
BASIC INCOME (LOSS) PER SHARE                                      $(0.01)        $ 0.14
                                                                   ======         ======
DILUTED INCOME (LOSS) PER SHARE                                    $(0.01)           N/A
                                                                   ======         ======


See accompanying notes to Consolidated Financial Statements

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                             Three Months Ended
                                                                                                                December 31,
                                                                                                              2000      1999
                                                                                                          ---------------------
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                                $    (3)   $   67
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                               21        16
   Amortization of premiums and discounts                                                                      (1)       (1)
   ESOP shares released                                                                                        13        11
   SBIP shares released                                                                                        11        --
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                             123       175
      Other assets                                                                                             87       (20)
      Other liabilities                                                                                       (56)       75
                                                                                                          -------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                     195       323

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on mortgage-backed securities                                                          152       126
   Loans originated, net of repayments                                                                        215      (323)
   Purchase of mortgage loans                                                                                (399)      (67)
   Proceeds from sale of education loans                                                                       27        19
   Purchase of premises and equipment                                                                         (12)     (102)
   Proceeds from sales of foreclosed real estate                                                               --         3
   Expenditures on foreclosed real estate                                                                      --        (1)
                                                                                                          -------    ------
NET CASH USED BY INVESTING ACTIVITIES                                                                     $   (17)   $ (345)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                                   350      (587)
   Advances from FHLB
      Borrowings                                                                                               --     1,500
      Repayments                                                                                           (1,500)       --
   Net increase (decrease) in advances for taxes and insurance                                                (17)      (24)
   Purchase of treasury stock                                                                                  --      (945)
                                                                                                          -------    ------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                          $(1,167)   $  (56)
                                                                                                          -------    ------
NET INCREASE (DECREASE) IN CASH                                                                              (989)      (78)
CASH, BEGINNING OF PERIOD                                                                                   3,792     2,341
                                                                                                          -------    ------
CASH, END OF PERIOD                                                                                       $ 2,803    $2,263
                                                                                                          =======    ======

See accompanying notes to Consolidated Financial Statements

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2000, interim financial statements.

The results of operations for the period ended December 31, 2000, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 2000.

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


NOTE C--Net Income (Loss) Per Share
-----------------------------------

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                           Three Months Ended
                                                               December 31,
                                                           2000           1999
                                                         -----------------------
                                                         (In thousands,  except
                                                           per share amounts)
Basic earnings per share:

 Income (loss) available to common shareholders          $   (3)         $  67
                                                         ======          =====

 Average common shares outstanding                          442            487
                                                         ======          =====

 Basic income (loss) per share                           $(0.01)         $0.14
                                                         ======          =====

 Diluted income (loss) per share                         $(0.01)           N/A
                                                         ======          =====

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

A summary of ESOP shares at December 31, 2000 is as follows:

   Shares committed for release                                       4,472
   Shares released                                                    3,354
   Unreleased shares                                                 36,894
                                                                   --------

                        TOTAL                                        44,720
                                                                   ========

   Fair value of unreleased shares                                 $468,093
                                                                   ========


NOTE E--Stock Based Compensation Plans
--------------------------------------

The Board of Directors adopted and the shareholders subsequently approved (January 27, 2000) the PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan ("SBIP"). The purpose of the SBIP is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors of the Company and Palmyra Savings, with a proprietary interest in the Company as an incentive to contribute to the success of the Company, promote the attention of management to other stockholder's concerns, and reward employees for outstanding performance.

The SBIP authorizes the granting of options to purchase common stock of the Company and awards of restricted shares of common stock. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the SBIP is 78,260 shares, consisting of 55,900 shares reserved for options and 22,360 shares reserved for restricted stock awards. All employees and non-employee directors of the Company and its affiliates are eligible to receive awards under the SBIP. The SBIP will be administered by a committee consisting of members of the Board of Directors who are not employees of the Company or its affiliates.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


On April 6, 2000, the Company granted options for 44,720 shares at $10.25 per share and awarded the 22,360 shares reserved for restricted stock awards.

The options will enable the recipient to purchase stock at the exercise price above. The options will vest over three years following date of grant and are exercisable for up to 10 years. No options have vested at December 31, 2000.

The restricted stock award does not require any payment by the recipient and will vest over five years beginning after the award. The Company funded the restricted stock award with Treasury Stock which was purchased at a price above the fair market value of the Company's stock at the award date resulting in an increase in additional paid-in capital of $50,316. Amortization of the award resulted in a charge to compensation and benefit expense of $11,460 for the three month period ended December 31, 2000.

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to disclose pro forma net income and income per share as if the fair value-based method defined in SFAS No. 123 has been applied, while continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

NOTE F--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three month period ended December 31, 2000 and 1999, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three month period ended December 31, 2000 and 1999 is summarized as follows:

                                                                   Three Months Ended
                                                                      December 31,
                                                                     2000           1999
                                                              -----------------------------
                                                                (Dollars in thousands)
Net Income (Loss)                                                 $  (3)         $  67

Other comprehensive income:
  Net unrealized holding gains (losses) on investments
   in debt and equity securities available-for-sale                 139            (50)

  Adjustments for net securities (gains) losses realized
   in net income, net of applicable income taxes                     --             --
                                                                  -----          -----

Total other comprehensive income                                  $ 136          $  17
                                                                  =====          =====

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 2000 and 1999 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2000.

Financial Condition at December 31, 2000 and September 30, 2000
---------------------------------------------------------------

Total assets decreased $978,000 to $69.1 million at December 31, 2000. There was a $989,000 decrease in cash, a $225,000 increase in investment securities, a $153,000 decrease in mortgage-backed securities, a $157,000 increase in loans receivable, and a $122,000 decrease in accrued interest receivable. The decease in cash was due to the repayment of $1.5 million in FHLB advances. The quarterly mark to market adjustment was the primary reason for the increase in investment securities.

Total liabilities decreased $1.1 million to $59.6 million at December 31, 2000 as compared to September 30, 2000. The decrease was due to a $1.5 million decrease in FHLB advances and a $350,000 increase in deposits.

Stockholders' equity at December 31, 2000 increased $160,000 to $9.4 million or 13.6% of total assets, as compared to $9.3 million at September 30, 2000. The increase was primarily the result of a decrease in unrealized loss on securities for the quarter of $138,000. This accounted for the increase in stockholders' equity despite the Company's net loss for the quarter of $3,000.

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

                                                                                      December 31,     September 30,
                                                                                         2000              2000
                                                                                  ------------------------------------
  Non-accrual loans...........................................................           $ 138             $ 151
  Loans past due 90 days or more and still accruing interest..................              --                --
  Foreclosed real estate and other repossessed assets ........................             105               105
                                                                                         -----             -----
       Total non-performing assets ...........................................           $ 242             $ 256
                                                                                         =====             =====

Non-accrual loans at December 31, 2000 and September 30, 2000 consisted primarily of residential real estate loans.

Results of Operations for the Three Months Ended December 31, 2000 and 1999
---------------------------------------------------------------------------

Net Income - There was a net loss of $3,000 for the quarter ended December 31, 2000 as compared to net income of $67,000 for the quarter ended December 31, 1999. Basic income per share decreased from $0.14 for the 1999 quarter end to $(0.01) for the 2000 quarter end.

Net Interest Income - Net interest income decreased $77,000 to $364,000 for the three months ended December 31, 2000. Interest income increased $90,000 for the three month period ended December 31, 2000 as compared to the three month period ended December 31, 1999, while interest expense increased $167,000, resulting in a decrease in net interest income of $77,000. The increase in interest income was due to an increase in loans receivable of $2.9 million, which was partially offset by a decrease in mortgage-backed investments of $577,000, along with a decrease in investment securities of $700,000. Interest expense increased $167,000 from the three month period ended December 31, 2000 as compared to the same period ended December 31, 1999. This was primarily due to the increase in deposit expense of $144,000. The increase in deposit expense was a direct result of an increase in deposits, primarily certificates of deposit, of $4.2 million and an increase in the cost of deposits from 4.76% to 5.50% from December 31, 1999 to December 31, 2000.

Provision for Loan Losses - The allowance for loan losses remained unchanged from December 31, 1999 to December 31, 2000. Management believes the overall allowance is adequate to meet any potential losses in the loan portfolio.

Noninterest Income - Total noninterest income increased $10,000 to $24,000 for December 31, 2000. This increase was due to several non-recurring transactions that took place in the quarter ended December 31, 2000.

Noninterest Expense - Total noninterest expense increased $44,000 to $393,000 for December 31, 2000. Of the increase, $32,000 was due to increased employee cost which included compensation expenses which are associated with the addition of the Stock-Based Incentive Plan and a 20% increase in employee insurance costs. Occupancy costs increased $9,000 primarily due to costs associated with the Kahoka branch office building opened in the spring of 2000.

Income Taxes - Income taxes decreased from a $39,000 tax expense for the quarter ended December 31,1999 to a $2,000 tax benefit for the three month period ended December 31, 2000. This was a result of lower income before income taxes in 2000.

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

Office of Thrift Supervision regulations require savings institutions to maintain an average daily balance of liquid assets equal to at least 4.0% (which percentage is subject to change) of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratio at December 31, 2000 was 22.4%.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2000, cash and interest-bearing deposits totaled $2.8 million, or 4.1% of total assets, and investment securities classified as available-for-sale totaled $9.1 million. At December 31, 2000, the Bank had outstanding FHLB advances in the amount of $2.75 million.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At December 31, 2000, the Bank had outstanding loan commitments totaling $2.2 million and had undisbursed loans in process totaling $412,000. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2000 totaled $30.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of December 31, 2000 Palmyra Savings complied with all regulatory capital requirements stated below. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at December 31, 2000.

                                                                                                       To Be Well Capitalized
                                                                              For Capital             Under Prompt Corrective
                                                     Actual                Adequacy Purposes             Action Provisions
                                                 --------------           ------------------         ------------------------
                                                 Amount  Ratio             Amount    Ratio              Amount       Ratio
                                                 ------  ------           --------  --------         ------------  ----------
                                                                             (Dollars in thousands)
As of December 31, 2000
  Total Risk-Based Capital
  (to Risk Weighted Assets)             $8,368  25.67%  greater than      $2,608  8.0%  greater than      $3,259     10.0%
  Tier 1 Capital                                        or equal to                     or equal to
  (to Risk Weighted Assets)             $8,088  24.81%  greater than      $1,304  4.0%  greater than      $1,956      6.0%
  Tier 1 Capital                                        or equal to                     or equal to
  (to Adjusted Assets)                  $8,088  11.70%  greater than      $2,074  3.0%  greater than      $3,456      5.0%
  Tangible Capital                                      or equal to                     or equal to
  (to Adjusted Assets)                  $8,088  11.70%  greater than      $1,037  1.5%  greater than         N/A      N/A
                                                        or equal to                     or equal to

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor Palmyra Savings is a party to any material legal proceedings at this time. From time to time Palmyra Savings is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    3.1 Articles of Incorporation of PFSB Bancorp, Inc.*

    3.2 Bylaws of PFSB Bancorp, Inc.*

    4.0 Form of Stock Certificate of PFSB Bancorp, Inc.*

    10.1 Employment Agreement with Eldon R. Mette * *

    10.2 Employment Agreement with Ronald L. Nelson * *

    10.3 PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan * * *

b.  Reports on Form 8-K

    On November 8, 2000, the Company filed a Current Report on Form 8-K announcing the date for the company's 2001 annual meeting of stockholders. The press release announcing the meeting date is attached as an exhibit to the Form 8-K.


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


                                    PFSB Bancorp, Inc.


      Date:  February 14, 2001      By:    /s/ Eldon R. Mette
                                          --------------------------------------
                                          Eldon R. Mette
                                          President and Chief Executive Officer



      Date:  February 14, 2001      By:    /s/ Ronald L. Nelson
                                          --------------------------------------
                                          Ronald L. Nelson
                                          Vice President, Treasurer
                                          and Secretary