Form 10QSB
period 2001-03-31
PFSB BANCORP INC
filed 2001-05-15
CIK 1075118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-QSB
                            ----------------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001
                                --------------

                                      or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

       573-769-2134
---------------------------------
(Issuer's telephone number)





As of May 7, 2001, there were 416,304 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes       No   X
                       -----    -----

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                MARCH 31, 2001

INDEX                                                                       PAGE
-----                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               1

  CONSOLIDATED STATEMENTS OF INCOME                                            2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                7-10


PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS                                                     11

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   11

ITEM 5. OTHER INFORMATION                                                     11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   11-12

SIGNATURES                                                                    13

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                                       March 31,    September 30,
                                                                                                            2001             2000
                                                                                                   ------------------------------
ASSETS                                                                                                (Unaudited)    (Unaudited)

   Cash (includes interest-bearing deposits of $4,449 and $3,490, respectively)                          $ 4,726          $ 3,792
   Investment securities:
       Available-for-sale, at fair value                                                                   7,699            8,870
       Held-to-maturity (fair value of $5,400 and $7,217, respectively)                                    5,384            7,427
   Mortgage-backed securities held-to-maturity (fair value of $2,818 and $3,008 respectively)              2,838            3,099
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                    427              403
   Loans receivable, net (allowance for loan losses of $280 at March 31, 2001 and                         44,839           44,529
       September 30, 2000)
   Accrued interest receivable                                                                               553              600
   Premises and equipment                                                                                  1,061            1,082
   Foreclosed real estate                                                                                     37              105
   Other assets                                                                                                8              137
                                                                                                         -------          -------

                                               TOTAL ASSETS                                              $67,572          $70,044
                                                                                                         =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                                              $57,753          $56,385
   Advances from FHLB                                                                                        750            4,250
   Advances from borrowers for property taxes and insurance                                                   35               51
   Other liabilities                                                                                          18               95
                                                                                                         -------          -------

TOTAL LIABILITIES                                                                                         58,556           60,781

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                                6                6
   Additional paid-in capital                                                                              4,934            4,929
   Retained earnings-substantially restricted                                                              6,268            6,348
   Unrealized (loss) on securities, net of taxes                                                              11             (197)
   Unearned ESOP shares                                                                                     (358)            (380)
   Unearned SBIP shares                                                                                     (178)            (206)
   Treasury stock, at cost (142,696 and 107,208 shares of common stock, respectively)                     (1,667)          (1,237)
                                                                                                         -------          -------

                                         TOTAL STOCKHOLDERS' EQUITY                                        9,016            9,263
                                                                                                         -------          -------

                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $67,572          $70,044
                                                                                                         =======          =======




See accompanying notes to consolidated financial statements.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                                    Three Months Ended     Six Months Ended
                                                                                        March 31,              March 31,
                                                                                       2001       2000       2001       2000
                                                                                --------------------------------------------
                                                                                                  (Unaudited)
INTEREST INCOME
   Mortgage loans                                                                    $  853     $  781     $1,699     $1,550
   Consumer and other loans                                                              10          9         23         18
   Interest-bearing deposits                                                             25         12         69         26
   Investment securities                                                                238        268        495        538
   Mortgage-backed securities                                                            49         55         98        112
                                                                                     ------     ------     ------     ------

TOTAL INTEREST INCOME                                                                $1,175     $1,125     $2,384     $2,244

INTEREST EXPENSE
   Deposits                                                                             777        643      1,558      1,280
   Advances from FHLB                                                                    24         60         88        101
                                                                                     ------     ------     ------     ------

TOTAL INTEREST EXPENSE                                                               $  801     $  703     $1,646     $1,381
                                                                                     ------     ------     ------     ------

NET INTEREST INCOME                                                                     374        422        738        863

PROVISION FOR LOAN LOSSES                                                                --         --         --         --
                                                                                     ------     ------     ------     ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     374        422        738        863

NON-INTEREST INCOME
   Service charges and other fees                                                        16         15         32         27
   Profit (loss) from foreclosed assets                                                 (11)       (10)       (13)       (11)
   Gain (loss) from sale of investments                                                   2         --          2         --
   Other income (loss)                                                                    6          5         16          8
                                                                                     ------     ------     ------     ------

TOTAL NON-INTEREST INCOME                                                                13         10         37         24

NON-INTEREST EXPENSE
   Employee salaries and benefits                                                       209        180        410        349
   Occupancy costs                                                                       44         36         88         71
   Advertising                                                                            9         11         22         22
   Data processing                                                                       26         25         49         47
   Federal insurance premiums                                                             1          3          4         11
   Professional fees                                                                     47         38         85         71
   Directors' fees                                                                       18         15         33         30
   Other expenses                                                                        53         53        109        109
                                                                                     ------     ------     ------     ------

TOTAL NON-INTEREST EXPENSE                                                              407        361        800        710
                                                                                     ------     ------     ------     ------

INCOME (LOSS) BEFORE INCOME TAXES                                                       (20)        71        (25)       177

INCOME TAXES (INCOME TAX BENEFIT)                                                       (11)        22        (13)        61
                                                                                     ------     ------     ------     ------

NET INCOME (LOSS)                                                                    $   (9)    $   49     $  (12)    $  116
                                                                                     ======     ======     ======     ======

BASIC INCOME (LOSS) PER SHARE                                                        $(0.02)     $0.11     $(0.03)     $0.25
                                                                                     ======     ======     ======     ======
DILUTED INCOME (LOSS) PER SHARE                                                      $(0.02)     $0.11     $(0.03)     $0.25
                                                                                     ======     ======     ======     ======

See accompanying notes to Consolidated Financial Statements

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                              Six Months Ended
                                                                                                                  March 31
                                                                                                                2001       2000
                                                                                                          ---------------------
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                                   $   (12)   $   116
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                                  42         31
   Amortization of premiums and discounts                                                                         (3)        (2)
   Loss on sale of foreclosed real estate                                                                         11         10
   ESOP shares released                                                                                           27         23
   SBIP shares released                                                                                           28         --
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                                 47         16
      Other assets                                                                                               127         (6)
      Other liabilities                                                                                         (197)        64
                                                                                                             -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                         70        252

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities, held-to-maturity                               2,045         40
   Purchase of investment securities, available-for-sale                                                        (998)        --
   Proceeds from maturities and calls of investment securities, available-for-sale                             2,500      1,000
   Principal collected on mortgage-backed securities                                                             260        251
   (Purchase) Redemption of FHLB stock                                                                           (24)       (12)
   Loans originated, net of repayments                                                                           403       (808)
   Purchase of mortgage loans                                                                                   (746)      (329)
   Proceeds from sale of education loans                                                                          34         35
   Purchase of premises and equipment                                                                            (21)      (353)
   Proceeds from sales of foreclosed real estate                                                                  57          3
   Expenditures on foreclosed real estate                                                                         --         (1)
                                                                                                             -------    -------

NET CASH USED BY INVESTING ACTIVITIES                                                                        $ 3,510    $  (174)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                                    1,368        156
   Advances from FHLB
      Borrowings                                                                                                  --      3,000
      Repayments                                                                                              (3,500)    (2,500)
   Net increase (decrease) in advances for taxes and insurance                                                   (16)       (17)
   Dividends paid                                                                                                (68)       (72)
   Purchase of treasury stock                                                                                   (430)      (945)
                                                                                                             -------    -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                             $(2,646)   $  (378)
                                                                                                             -------    -------
NET INCREASE (DECREASE) IN CASH                                                                                  934       (300)
CASH, BEGINNING OF PERIOD                                                                                      3,792      2,341
                                                                                                             -------    -------
CASH, END OF PERIOD                                                                                          $ 4,726    $ 2,041
                                                                                                             =======    =======

See accompanying notes to Consolidated Financial Statements

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2001, interim financial statements.

The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 2000.

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


                                                                                  Three Months Ended           Six Months Ended
                                                                                       March 31,                   March 31,
                                                                                   2001        2000           2001            2000
                                                                            --------------------------------------------------------
                                                                                  (In thousands, except      (In thousands,  except
                                                                                    per share amounts)          per share amounts)
Basic earnings per share:

   Income (loss) available to common shareholders                                  $   (9)      $  49         $  (12)          $ 116
                                                                                   ======       =====         ======           =====

   Average common shares outstanding                                                  378         434            387             460
                                                                                   ======       =====         ======           =====

   Basic income (loss) per share                                                   $(0.02)      $0.11         $(0.03)          $0.25
                                                                                   ======       =====         ======           =====

   Diluted income (loss) per share                                                 $(0.02)      $0.11         $(0.03)          $0.25
                                                                                   ======       =====         ======           =====


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

A summary of ESOP shares at March 31, 2001 is as follows:


   Shares committed for release                       1,118
   Shares released                                    7,826
   Unreleased shares                                 35,776
                                                   --------

                    TOTAL                            44,720
                                                   ========

   Fair value of unreleased shares                 $447,200
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

The SBIP authorizes the granting of options to purchase common stock of the Company and awards of restricted shares of common stock. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the SBIP is 78,260 shares, consisting of 55,900 shares reserved for options and 22,360 shares reserved for restricted stock awards. All employees and non-employee directors of the Company and its affiliates are eligible to receive awards under the SBIP. The SBIP is administered by a committee consisting of members of the Board of Directors who are not employees of the Company or its affiliates.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


On April 6, 2000, the Company granted options for 44,720 shares at $10.25 per share and awarded the 22,360 shares reserved for restricted stock awards.

The options will enable the recipient to purchase stock at the exercise price above. The options vest over three years following the date of grant and are exercisable for up to 10 years. As of March 31, 2001, 1,864 options had vested, all of which vested upon Director Slavin's retirement from the Board on January 25, 2001.

The restricted stock awards do not require any payment by the recipient and vest over five years following the date of the award. The Company funded the restricted stock awards with Treasury Stock which was purchased at a price above the fair market value of the Company's stock at the award date resulting in an increase in additional paid-in capital of $50,316. Amortization of the awards resulted in a charge to compensation and benefit expense of $16,419 for the three month period ended March 31, 2001. This includes 782 shares belonging to Director Slavin which vested upon his retirement from the Board on January 25, 2001.

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

NOTE F--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six month periods ended
March 31, 2001 and 2000, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and six month periods ended March 31, 2001 and 2000 is summarized as follows:

                                                                                     Three Months Ended          Six Months Ended
                                                                                           March 31,                 March 31,
                                                                                       2001         2000         2001         2000
                                                                                ----------------------------------------------------
                                                                                     (Dollars in thousands)   (Dollars in thousands)
Net Income (Loss)                                                                      $  (9)       $  49        $ (12)       $ 116

Other comprehensive income:
  Net unrealized holding gains (losses) on investments
   in debt and equity securities available-for-sale                                       70           12          209          (38)


  Adjustments for net securities (gains) losses realized
   in net income, net of applicable income taxes                                          (1)          --           (1)          --
                                                                                       -----        -----        -----        -----

Total other comprehensive income                                                       $  60        $  61        $ 196        $  78
                                                                                       =====        =====        =====        =====

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

The discussion and analysis included herein covers material changes in results of operations during the three month and six month periods ended March 31, 2001 and 2000 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2000.

Financial Condition at March 31, 2001 and September 30, 2000
------------------------------------------------------------

Total assets decreased $2.5 million to $67.6 million at March 31, 2001. There was a $934,000 increase in cash, a $3.2 million decrease in investment securities, a $261,000 decrease in mortgage-backed securities, a $310,000 increase in loans receivable, a $47,000 decrease in accrued interest receivable, a $68,000 decrease in foreclosed real estate, and a $129,000 decrease in other assets. There were $4.5 million in securities which were called in the period, $45,000 in securities which matured, and $1.0 million in securities which were purchased. These calls, maturities, and purchases, along with the quarterly mark to market adjustment and the repayment of $3.5 million in FHLB advances accounted for a large portion of the change in cash and investment securities. The remainder of the decreases were due to stock repurchases in the amount of $430,000. The majority of the decrease in other assets was due to the change in deferred taxes due the mark to market adjustment to investment securities.

Total liabilities decreased $2.2 million to $58.6 million at March 31, 2001 as compared to September 30, 2000. The decrease was due to the repayment of $3.5 million in FHLB advances partially offset by a $1.4 million increase in deposits.

Stockholders' equity at March 31, 2001 decreased $247,000 to $9.0 million or 13.3% of total assets, as compared to $9.3 million at September 30, 2000. A decrease in retained earnings of $80,000 was due to a $12,000 loss in earnings and stock dividend expense of $68,000, while treasury stock increased $430,000. These decreases in equity were partially offset by a decrease in unrealized loss on securities for the period of $208,000, and a decrease in unearned ESOP and SBIP shares of $50,000.

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


                                                                                             March 31,        September 30,
                                                                                                2001               2000
                                                                                             -----------------------------
Non-accrual loans ................................................................              $165               $151
Loans past due 90 days or more and still accruing interest .......................                --                 --
Foreclosed real estate and other repossessed assets ..............................                37                105
                                                                                                ----               ----
     Total non-performing assets .................................................              $202               $256
                                                                                                ====               ====

Non-accrual loans at March 31, 2001 and September 30, 2000 consisted primarily of residential real estate loans.

Results of Operations for the Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------------

Net Income - There was a net loss of $9,000 for the quarter ended March 31, 2001 as compared to net income of $49,000 for the quarter ended March 31, 2000.
Basic income per share decreased from $0.11 for the 2000 quarter end to $(0.02) for the 2001 quarter end.

Net Interest Income - Net interest income decreased $48,000 to $374,000 for the three months ended March 31, 2001. Interest income increased $50,000 for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000, while interest expense increased $98,000, resulting in a decrease in net interest income of $48,000. The increase in interest income was due to an increase in loans receivable of $2.3 million, which was partially offset by a decrease in mortgage-backed investments of $560,000, along with a decrease in investment securities of $3.1 million. Interest expense increased $98,000 from the three month period ended March 31, 2001 as compared to the same period ended March 31, 2000. This was primarily due to the increase in deposit expense of $134,000. The increase in deposit expense was a direct result of an increase in deposits, primarily certificates of deposit, of $4.5 million and an increase in the cost of deposits from 4.91% to 5.34% from March 31, 2000 to March 31, 2001.

Provision for Loan Losses - The allowance for loan losses remained unchanged from March 31, 2000 to March 31, 2001. Management believes the overall allowance is adequate to meet any potential losses in the loan portfolio.

Noninterest Income - Total noninterest income increased $3,000 to $13,000 for March 31, 2001. This increase was primarily due to $2,000 in gains from investment calls that took place in the quarter ended March 31, 2001.

Noninterest Expense - Total noninterest expense increased $46,000 to $407,000 for March 31, 2001. Of the increase, $29,000 was due to increased employee cost which included compensation expenses which are associated with the addition of the Stock-Based Incentive Plan and a 20% increase in employee insurance costs. Occupancy costs increased $8,000 primarily due to costs associated with the Kahoka branch office building opened in the spring of 2000. There was also a $9,000 increase in professional fees.

Income Taxes - Income taxes decreased from a $22,000 tax expense for the quarter ended March 31,2000 to a $11,000 tax benefit for the three month period ended March 31, 2001. This was a result of lower income before income taxes in 2001.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Results of Operations for the Six Months Ended March 31, 2001 and 2000
----------------------------------------------------------------------

Net Income - There was a net loss of $12,000 for the six month period ended March 31, 2001 as compared to net income of $116,000 for the same period ended March 31, 2000. Basic income per share decreased from $0.25 for the 2000 period end to $(0.03) for the 2001 period end.

Net Interest Income - Net interest income decreased $125,000 to $738,000 for the six months ended March 31, 2001. Interest income increased $140,000 for the six month period ended March 31, 2001 as compared to the six month period ended March 31, 2000, while interest expense increased $265,000, resulting in a decrease in net interest income of $125,000. The increase in interest income was due to an increase in loans receivable of $2.3 million, which was partially offset by a decrease in mortgage-backed investments of $560,000, along with a decrease in investment securities of $3.1 million. Interest expense increased $265,000 from the six month period ended March 31, 2001 as compared to the same period ended March 31, 2000. This was primarily due to an increase in deposit expense of $278,000 was partially offset by a decrease in interest on advances of $13,000. The increase in deposit expense was a direct result of an increase in deposits, primarily certificates of deposit, of $4.5 million and an increase in the cost of deposits from 4.91% to 5.34% from March 31, 2000 to March 31, 2001. The decrease in interest on advances was the result of a decrease in outstanding advances.

Provision for Loan Losses - The allowance for loan losses remained unchanged from March 31, 2000 to March 31, 2001. Management believes the overall allowance is adequate to meet any potential losses in the loan portfolio.

Noninterest Income - Total noninterest income increased $13,000 to $37,000 for March 31, 2001. $5,000 of the increase was and increase in service charges and fees collected, while the majority of the remainder was due to several non-recurring transactions that took place in the quarter ended December 31, 2000.

Noninterest Expense - Total noninterest expense increased $90,000 to $800,000 March 31, 2001. Of the increase, $61,000 was due to increased employee cost which included compensation expenses which are associated with the addition of the Stock-Based Incentive Plan and a 20% increase in employee insurance costs. Occupancy costs increased $17,000 primarily due to costs associated with the Kahoka branch office building opened in the spring of 2000, while professional fees increased $14,000.

Income Taxes - Income taxes decreased from a $61,000 tax expense for the six month period ended March 31,2000 to a $13,000 tax benefit for the six month period ended March 31, 2001. This was a result of lower income before income taxes in 2001.

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

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Recent legislation repealed the OTS's minimum liquidity ratio requirement. OTS regulations now require the bank to maintain sufficient liquidity to ensure its safe and sound operation. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2001, cash and interest-bearing deposits totaled $4.7 million, or 7.0% of total assets, and investment securities classified as available-for-sale totaled $7.7 million. At March 31, 2001, the Bank had outstanding FHLB advances in the amount of $750,000.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At March 31, 2001, the Bank had outstanding loan commitments totaling $3.2 million and had undisbursed loans in process totaling $473,000. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2001 totaled $29.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of March 31, 2001 Palmyra Savings complied with all regulatory capital requirements stated below. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at March 31, 2001.

                                                                                       To Be Well Capitalized
                                                                 For Capital          Under Prompt Corrective
                                             Actual           Adequacy Purposes          Action Provisions
                                         ---------------      ------------------      ------------------------
                                         Amount   Ratio        Amount     Ratio         Amount        Ratio
                                         ------   ------      --------   -------      -----------   ----------
                                                                (Dollars in thousands)

As of March 31, 2001
  Total Risk-Based Capital
  (to Risk Weighted Assets)              $8,398   25.74%        $2,610      8.0%           $3,262        10.0%
  Tier 1 Capital
  (to Risk Weighted Assets)              $8,118   24.88%        $1,305      4.0%           $1,957         6.0%
  Tier 1 Capital
  (to Adjusted Assets)                   $8,118   12.01%        $2,028      3.0%           $3,379         5.0%
  Tangible Capital
  (to Adjusted Assets)                   $8,118   12.01%        $1,014      1.5%             N/A          N/A

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On January 25, 2001, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Moore, Horton & Carlson, P.C. as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:


                           Number of Votes   Number of Votes
Election of Directors            FOR            WITHHELD
------------------------   ---------------   ---------------
Robert M. Dearing.......       331,900            800
L. Edward Schaeffer.....       332,075            625

  The Directors whose terms continued and the years their terms expire are as follows: Glenn J. Maddox (2002), Albert E. Davis (2002), James D. Lovegreen
(2003), Eldon R. Mette (2003) and Donald L. Slavin (2003). Immediately after the annual meeting of stockholders, Mr. Slavin retired from the Board of Directors of the Company and the Board of Directors appointed Mark K. Bross as a Director to serve a term expiring at the 2002 annual meeting of stockholders.


                                       Number of       Number of       Number of
                                         Votes           Votes           Votes
                                          FOR           AGAINST         ABSTAIN
                                       ---------       ---------       ---------
2. Ratification of Moore, Horton &
   Carlson, P.C. as the Company's
   Independent Auditors.............    325,450           7,000           225

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


                               PFSB Bancorp, Inc.


         Date:  May 14, 2001   By:/s/ Eldon R. Mette
                                  ---------------------------------------------
                                      Eldon R. Mette
                                      President and Chief Executive Officer



         Date:  May 14, 2001   By:/s/ Ronald L. Nelson
                                  ---------------------------------------------
                                      Ronald L. Nelson
                                      Vice President, Treasurer
                                      and Secretary