Form 10QSB
period 2001-06-30
PFSB BANCORP INC
filed 2001-08-14
CIK 1075118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                  FORM 10-QSB
                            ----------------------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2001
                                -------------

                                      or

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number           0-25355
                       ------------------------------

                              PFSB BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Missouri                                              31-1627743
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

123 W. Lafayette St., P.O. Box 72, Palmyra, MO       63461
----------------------------------------------     ----------
(Address of principal executive offices)           (Zip Code)

        573-769-2134
---------------------------
(Issuer's telephone number)



As of August 12, 2001, there were 417,022 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes _________ No     X
                                    ---------

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                 JUNE 30, 2001

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

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                                      June 30,     September 30,
                                                                                                        2001           2000
                                                                                                   ------------------------------
ASSETS                                                                                               (Unaudited)    (Unaudited)
   Cash (includes interest-bearing deposits of $4,276 and $3,490, respectively)                         $ 4,530         $ 3,792
   Investment securities:
       Available-for-sale, at fair value                                                                  7,542           8,870
       Held-to-maturity (fair value of $2,252 and $7,217, respectively)                                   2,244           7,427
   Mortgage-backed securities held-to-maturity (fair value of $4,677 and $3,008 respectively)             4,757           3,099
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                   427             403
   Loans receivable, net (allowance for loan losses of $288 and $280 respectively)                       47,366          44,529
   Accrued interest receivable                                                                              485             600
   Premises and equipment                                                                                 1,043           1,082
   Foreclosed real estate                                                                                    --             105
   Other assets                                                                                              46             137
                                                                                                        -------         -------

                                                          TOTAL ASSETS                                  $68,440         $70,044
                                                                                                        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                                             $59,295         $56,385
   Advances from FHLB                                                                                        --           4,250
   Advances from borrowers for property taxes and insurance                                                  55              51
   Dividends Payable                                                                                         62              --
   Other liabilities                                                                                         78              95
                                                                                                        -------         -------

                                                       TOTAL LIABILITIES                                 59,490          60,781

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                               6               6
   Additional paid-in capital                                                                             4,936           4,929
   Retained earnings-substantially restricted                                                             6,241           6,348
   Unrealized loss on securities, net of taxes                                                              (52)           (197)
   Unearned ESOP shares                                                                                    (346)           (380)
   Unearned SBIP shares                                                                                    (176)           (206)
   Treasury stock, at cost (141,978 and 107,208 shares of common stock, respectively)                    (1,659)         (1,237)
                                                                                                        -------         -------

                                                   TOTAL STOCKHOLDERS' EQUITY                             8,950           9,263
                                                                                                        -------         -------

                                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $68,440         $70,044
                                                                                                        =======         =======

See accompanying notes to consolidated financial statements.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                                                                   Three Months Ended    Nine Months Ended
                                                                                        June 30,             June 30,
                                                                                     2001       2000       2001      2000
                                                                                   ---------------------------------------
                                                                                                 (Unaudited)
INTEREST INCOME
   Mortgage loans                                                                   $  883     $  794     $2,582    $2,344
   Consumer and other loans                                                              9         12         32        30
   Interest-bearing deposits                                                            19         17         88        43
   Investment securities                                                               202        257        697       795
   Mortgage-backed securities                                                           57         54        155       166
                                                                                    ------     ------     ------    ------

TOTAL INTEREST INCOME                                                               $1,170     $1,134     $3,554    $3,378

INTEREST EXPENSE
   Deposits                                                                            763        641      2,321     1,921
   Advances from FHLB                                                                    5         57         93       158
                                                                                    ------     ------     ------    ------

TOTAL INTEREST EXPENSE                                                              $  768     $  698     $2,414    $2,079
                                                                                    ------     ------     ------    ------

NET INTEREST INCOME                                                                    402        436      1,140     1,299

PROVISION FOR LOAN LOSSES                                                                8         --          8        --
                                                                                    ------     ------     ------    ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    394        436      1,132     1,299

NON-INTEREST INCOME
   Service charges and other fees                                                       17         15         49        42
   Loss from foreclosed assets                                                         (19)        (1)       (32)      (12)
   Loss from sale of fixed assets                                                       --         (3)        --        (3)
   Gain from sale of investments                                                         8         --         10        --
   Other income                                                                         12          1         28         9
                                                                                    ------     ------     ------    ------

TOTAL NON-INTEREST INCOME                                                               18         12         55        36

NON-INTEREST EXPENSE
   Employee salaries and benefits                                                      194        196        604       545
   Occupancy costs                                                                      43         40        131       111
   Advertising                                                                          11         15         33        37
   Data processing                                                                      23         25         72        72
   Federal insurance premiums                                                            4          3          8        14
   Professional fees                                                                    25         41        110       112
   Directors' fees                                                                      19         17         52        47
   Other expenses                                                                       49         66        158       175
                                                                                    ------     ------     ------    ------

TOTAL NON-INTEREST EXPENSE                                                             368        403      1,168     1,113
                                                                                    ------     ------     ------    ------

INCOME  BEFORE INCOME TAXES                                                             44         45         19       222

INCOME TAXES (INCOME TAX BENEFIT)                                                        9         14         (4)       75
                                                                                    ------     ------     ------    ------

NET INCOME                                                                          $   35     $   31     $   23    $  147
                                                                                    ======     ======     ======    ======

BASIC INCOME  PER SHARE                                                             $ 0.10     $ 0.08     $ 0.06    $ 0.33
                                                                                    ======     ======     ======    ======
DILUTED INCOME  PER SHARE                                                           $ 0.09     $ 0.08     $ 0.06    $ 0.33
                                                                                    ======     ======     ======    ======

See accompanying notes to Consolidated Financial Statements

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                     Nine Months Ended
                                                                                                          June 30
                                                                                                      2001      2000
                                                                                                     -----------------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                           $    23   $   147
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                          63        46
   Amortization of premiums and discounts                                                                 (1)       (2)
   Loss on sale of premises and equipment                                                                 --         3
   Gain on sale of investments                                                                           (10)       --
   Loss on sale of foreclosed real estate                                                                 28        10
   ESOP shares released                                                                                   40        36
   Amortization of SBIP                                                                                   31        11
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                        115       138
      Other assets                                                                                        90       (11)
      Other liabilities                                                                                 (106)        2
                                                                                                     -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                273       380

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities, held-to-maturity                       5,189        60
   Purchase of investment securities, available-for-sale                                              (6,868)       --
   Proceeds from maturities and calls of investment securities, available-for-sale                     8,437     1,000
   Purchase of mortgage-backed securities                                                             (2,098)       --
   Principal collected on mortgage-backed securities                                                     437       418
   Purchase of FHLB stock                                                                                (24)      (12)
   Loans originated, net of repayments                                                                  (807)   (1,161)
   Purchase of mortgage loans                                                                         (2,071)     (511)
   Proceeds from sale of education loans                                                                  41        35
   Purchase of premises and equipment                                                                    (24)     (624)
   Proceeds from sales of foreclosed real estate                                                          76         3
   Expenditures on foreclosed real estate                                                                  2        (1)
   Proceeds from sale of premises and equipment                                                           --         2
                                                                                                     -------   -------

NET CASH USED BY INVESTING ACTIVITIES                                                                $ 2,290   $  (791)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                            2,911       (27)
   Advances from FHLB
      Borrowings                                                                                          --     3,750
      Repayments                                                                                      (4,250)   (2,500)
   Net increase (decrease) in advances for taxes and insurance                                             4        (1)
   Dividends paid                                                                                        (68)      (71)
   Purchase of treasury stock                                                                           (422)   (1,237)
   Purchase of treasury shares for SBIP                                                                   --      (280)
                                                                                                     -------   -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                     $(1,825)  $  (366)
                                                                                                     -------   -------
NET INCREASE (DECREASE) IN CASH                                                                          738      (777)
CASH, BEGINNING OF PERIOD                                                                              3,792     2,340
                                                                                                     -------   -------
CASH, END OF PERIOD                                                                                  $ 4,530   $ 1,563
                                                                                                     =======   =======

See accompanying notes to Consolidated Financial Statements

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by the PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2001, interim financial statements.

The results of operations for the period ended June 30, 2001, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 2000.

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


NOTE C--Net Income (Loss) Per Share
-----------------------------------

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                                                   Three Months Ended        Nine Months Ended
                                                                                        June 30,                  June 30,
                                                                                    2001      2000           2001          2000
                                                                                 --------------------------------------------------
                                                                                  (In thousands, except    (In thousands,  except
                                                                                    per share amounts)       per share amounts)

Basic earnings per share:

   Income available to common shareholders                                           $  35     $  31         $  23         $ 147
                                                                                     =====     =====         =====         =====

   Average common shares outstanding                                                   367       406           381           442
                                                                                     =====     =====         =====         =====

   Basic income per share                                                            $0.10     $0.08         $0.06         $0.33
                                                                                     =====     =====         =====         =====

   Diluted income per share                                                          $0.09     $0.08         $0.06         $0.33
                                                                                     =====     =====         =====         =====

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

A summary of ESOP shares at June 30, 2001 is as follows:

   Shares committed for release                                        2,236
   Shares released                                                     7,826
   Unreleased shares                                                  34,658
                                                                    --------
                                   TOTAL                              44,720
                                                                    ========

   Fair value of unreleased shares                                  $408,964
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

The options will enable the recipient to purchase stock at the exercise price above. The options vest over three years following the date of grant and are exercisable for up to 10 years. As of June 30, 2001, 16,154 options had vested, and 1,218 options were exercised.

The restricted stock awards do not require any payment by the recipient and vest over five years following the date of the award. The Company funded the restricted stock awards with Treasury Stock which was purchased at a price above the fair market value of the Company's stock at the award date resulting in an increase in additional paid-in capital of $50,316. Amortization of the awards resulted in a charge to compensation and benefit expense of $16,419 for the three month period ended June 30, 2001.

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

NOTE F--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended June 30, 2001 and 2000, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and nine month periods ended June 30, 2001 and 2000 is summarized as follows:

                                                                                    Three Months Ended        Nine Months Ended
                                                                                         June 30,                  June 30,
                                                                                     2001        2000          2001        2000
                                                                                ----------------------------------------------------
                                                                                  (Dollars in thousands)    (Dollars in thousands)
Net Income                                                                           $  35       $  31        $  23       $ 147

Other comprehensive income:
  Net unrealized holding gains (losses) on investments
   in debt and equity securities available-for-sale                                    (58)         21          151         (17)

  Adjustments for net securities (gains) losses realized
   in net income, net of applicable income taxes                                        (5)         --           (6)         --
                                                                                     -----       -----        -----       -----

Total other comprehensive income (loss)                                              $ (28)      $  52        $ 168       $ 130
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

The discussion and analysis included herein covers material changes in results of operations during the three month and nine month periods ended June 30, 2001 and 2000 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2000.

Financial Condition at June 30, 2001 and September 30, 2000
-----------------------------------------------------------

Total assets decreased $1.6 million to $68.4 million at June 30, 2001. There was a $738,000 increase in cash, a $6.5 million decrease in investment securities, a $1.7 million increase in mortgage-backed securities, a $2.8 million increase in loans receivable, a $115,000 decrease in accrued interest receivable, a $39,000 decrease in premises and equipment, a $105,000 decrease in foreclosed real estate, and a $91,000 decrease in other assets. There were $13.3 million in securities which were called in the period, $65,000 in securities which matured, $250,000 which were sold, and $6.9 million in securities which were purchased. The $6.5 million decrease in investment securities was used to fund the $1.7 million increase in mortgage-backed securities, the $2.8 million increase in loans receivable, and the $738,000 increase in cash. The decrease in accrued interest receivable was due primarily to the decrease in investment securities, which was partially offset by the increase in mortgage-backed securities and the increase in loans receivable. The decrease in foreclosed real estate was due to the sale of an REO property, and the majority of the decrease in other assets was due to the change in deferred taxes due the mark to market adjustment to investment securities.

Total liabilities decreased $1.3 million to $59.5 million at June 30, 2001 as compared to September 30, 2000. The decrease was due to the repayment of $4.3 million in FHLB advances partially offset by a $2.9 million increase in deposits.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Stockholders' equity at June 30, 2001 decreased $313,000 to $8.9 million or 13.1% of total assets, as compared to $9.3 million at September 30, 2000. A decrease in retained earnings of $107,000 was due to earnings of $23,000 and stock dividend expense of $130,000, while treasury stock increased $422,000. These decreases in equity were partially offset by a decrease in unrealized loss on securities for the period of $145,000, and a decrease in unearned ESOP and SBIP shares of $64,000.

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated.


                                                                                               June 30,       September 30,
                                                                                                 2001             2000
                                                                                             --------------------------------
Non-accrual loans......................................................................         $ 282            $  151
Loans past due 90 days or more and still accruing interest ............................            --                --
Foreclosed real estate and other repossessed assets ...................................            --               105
                                                                                                -----             -----
     Total non-performing assets ......................................................         $ 282             $ 256
                                                                                                =====             =====

Non-accrual loans at June 30, 2001 and September 30, 2000 consisted primarily of residential real estate loans.

Results of Operations for the Three Months Ended June 30, 2001 and 2000
-----------------------------------------------------------------------

Net Income - Net income increased $4,000 to $35,000 for the quarter ended June 30, 2001 as compared to net income of $31,000 for the quarter ended June 30, 2000. Basic income per share increased from $0.08 for the 2000 quarter end to $0.10 for the 2001 quarter end.

Net Interest Income - Net interest income decreased $34,000 to $402,000 for the three months ended June 30, 2001. Interest income increased $36,000 for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000, while interest expense increased $70,000, resulting in a decrease in net interest income of $34,000. The increase in interest income was due to an increase in loans receivable of $4.3 million, and an increase in mortgage-backed investments of $1.5 million, along with a decrease in investment securities of $6.4 million. Interest expense increased $70,000 from the three month period ended June 30, 2001 as compared to the same period ended June 30, 2000. This was primarily due to the increase in deposit expense of $122,000, partially offset by a decrease in interest expense on FHLB advances $52,000. The increase in deposit expense was a direct result of an increase in deposits, primarily certificates of deposit, of $6.2 million. The decrease in interest on advances was the result of a decrease in outstanding advances.

Provision for Loan Losses - The allowance for loan losses increased $8,000 from June 30, 2000 to June 30, 2001. The increase was mainly due to the increase in the loan portfolio. Management believes the overall allowance is adequate at June 30, 2001 to meet any potential losses in the loan portfolio at that date.

Noninterest Income - Total noninterest income increased $6,000 to $18,000 for June 30, 2001. $2,000 of the increase was an increase in service charges and fees collected, $8,000 was gains on called investment securities, and $10,000 was a one time insurance premium refund. These increases were partially offset by losses on foreclosed real estate of $18,000.

Noninterest Expense - Total noninterest expense decreased $35,000 to $368,000 for June 30, 2001. Of this decrease, $4,000 was due to a decrease in advertising expense, $16,000 was due to a decrease in professional fees, and $17,000 was due to a decrease in other operating expenses. The decrease in professional fees and other operating expenses was due to consulting expenses incurred in the third quarter of 2000 that were not realized in 2001.

Income Taxes - Income taxes decreased from a $14,000 tax expense for the quarter ended June 30,2000 to a $9,000 tax expense for the quarter ended June 30, 2001.

                      PFSB BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Results of Operations for the Nine Months Ended June 30, 2001 and 2000
----------------------------------------------------------------------

Net Income - Net income for the nine months ended June 30, 2001 decreased $124,000 compared to the nine months ended June 30, 2000. Net interest income decreased $159,000, while non-interest income increased $19,000. Non-interest expense increased $55,000, and income taxes decreased $79,000 for the nine months ended June 30, 2001 compared to the same period ended June 30, 2000. Basic income per share decreased from $0.33 for the 2000 period end to $0.06 for the 2001 period end.

Net Interest Income - Net interest income decreased $159,000 to $1,140,000 for the nine months ended June 30, 2001. Interest income increased $176,000 for the nine month period ended June 30, 2001 as compared to the nine month period ended June 30, 2000, while interest expense increased $335,000, resulting in a decrease in net interest income of $159,000. The increase in interest income was due to an increase in loans receivable of $4.3 million and an increase in mortgage-backed investments of $1.5 million, along with a decrease in investment securities of $6.4 million. Interest expense increased $335,000 for the nine month period ended June 30, 2001 as compared to the same period ended June 30, 2000. This was primarily due to an increase in deposit expense of $400,000 was partially offset by a decrease in interest on advances of $65,000. The increase in deposit expense was a direct result of an increase in deposits, primarily certificates of deposit, of $6.2 million. The decrease in interest on advances was the result of a decrease in outstanding advances.

Provision for Loan Losses - The allowance for loan losses increased $8,000 from June 30, 2000 to June 30, 2001. The increase was mainly due to the increase in the loan portfolio. Management believes the overall allowance is adequate at June 30, 2001 to meet any potential losses in the loan portfolio at that date.

Noninterest Income - Total noninterest income increased $19,000 to $55,000 for June 30, 2001. $7,000 of the increase was an increase in service charges and fees collected, $10,000 was gains on called investment securities, $10,000 was a one time insurance premium refund, and $8,000 was due to several non-recurring transactions that took place in the quarter ended December 31, 2000. These increases were partially offset by losses on foreclosed real estate of $20,000.

Noninterest Expense - Total noninterest expense increased $55,000 to $1,168,000 June 30, 2001. Of the increase, $59,000 was due to increased employee cost which included compensation expenses which are associated with the addition of the Stock-Based Incentive Plan and a 20% increase in employee insurance costs. Occupancy costs increased $20,000 primarily due to costs associated with the Kahoka branch office building opened in the spring of 2000, while other operating expenses decreased $17,000.

Income Taxes - Income taxes decreased from a $75,000 tax expense for the nine month period ended June 30,2000 to a $4,000 tax benefit for the nine month period ended June 30, 2001. This was a result of lower income before income taxes in 2001

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are maturities and prepayments of investment securities, customer deposits, proceeds from principal and interest payments on loans and Federal Home Loan Bank of Des Moines advances. While investment securities maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, investment securities prepayments and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2001, cash and interest-bearing deposits totaled $4.5 million, or 7.0% of total assets, and investment securities classified as available-for-sale totaled $7.5 million.

                     PFSB BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At June 30, 2001, the Bank had outstanding loan commitments totaling $3.2 million and had undisbursed loans in process totaling $545,000. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2001 totaled $29.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of June 30, 2001 Palmyra Savings complied with all regulatory capital requirements stated below. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at June 30, 2001.

                                                                                 To Be Well Capitalized
                                                              For Capital        Under Prompt Corrective
                                            Actual         Adequacy Purposes        Action Provisions
                                        --------------    ------------------    ------------------------
                                        Amount  Ratio      Amount    Ratio         Amount       Ratio
                                        ------  ------    --------  --------    ------------  ----------
                                                            (Dollars in thousands)

As of June 30, 2001
  Total Risk-Based Capital
  (to Risk Weighted Assets)             $8,456  24.75%      $2,733      8.0%          $3,416       10.0%
  Tier 1 Capital
  (to Risk Weighted Assets)             $8,168  23.91%      $1,366      4.0%          $2,050        6.0%
  Tier 1 Capital
  (to Adjusted Assets)                  $8,168  11.92%      $2,055      3.0%          $3,425        5.0%
  Tangible Capital
  (to Adjusted Assets)                  $8,168  11.92%      $1,027      1.5%            N/A          N/A

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


                                       PFSB Bancorp, Inc.


         Date:  August 14, 2001  By:/s/ Eldon R. Mette
                                    --------------------------------------
                                        Eldon R. Mette
                                        President and Chief Executive Officer



         Date:  August 14, 2001  By:/s/ Ronald L. Nelson
                                    --------------------------------------
                                        Ronald L. Nelson
                                        Vice President, Treasurer
                                        and Secretary