Form 10KSB
period 2001-09-30
PFSB BANCORP INC
filed 2001-12-28
CIK 1075118

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Issuer's telephone number, including area code: (573) 769-2134
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

Yes   X      No
    -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ___

         The issuer's gross revenues for the fiscal year ended September 30, 2001 were $4,839,417.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,974,237 based upon the average of the bid and asked price ($11.93 per share) as quoted on the OTC Bulletin Board for December 4, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by non-affiliates.

         The number of shares outstanding of the registrant's Common Stock as of December 1, 2001 was 416,952.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 2001 Annual Report to Stockholders and of the Proxy Statement
    for the 2002 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

   Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                 ----    -----

                                      INDEX

                                     Part I

                                                                                                                    Page
Item 1.  Description of Business ................................................................................      3
Item 2.  Description of Properties ..............................................................................     27
Item 3.  Legal Proceedings ......................................................................................     27
Item 4.  Submission of Matters to a Vote of Securities Holders ..................................................     27

                                                 Part II

Item 5.  Market for Common Equity and Related Stockholder Matters ...............................................     27
Item 6.  Management's Discussion and Analysis or Plan of Operation ..............................................     27
Item 7.  Financial Statements ...................................................................................     28
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure ....................................................................................     28

                                                 Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act ...........................................................................     28
Item 10. Executive Compensation .................................................................................     28
Item 11. Security Ownership of Certain Beneficial Owners and Management .........................................     28
Item 12. Certain Relationships and Related Transactions .........................................................     28
Item 13. Exhibits and Reports on Form 8-K .......................................................................     28


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

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         PFSB Bancorp, Inc., headquartered in Palmyra, Missouri, was formed in November 1998 as the holding company for Palmyra Savings in connection with the conversion of Palmyra Savings from mutual to stock form of ownership. The conversion was completed on March 31, 1999 through the sale of 559,000 shares of common stock by PFSB Bancorp at a price of $10.00 per share. PFSB Bancorp's sole business activity is the ownership of all of Palmyra Savings' capital stock. PFSB Bancorp does not transact any material business other than through its subsidiary, Palmyra Savings. PFSB Bancorp is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. PFSB Bancorp is listed on the OTC Bulletin Board under the symbol PFSI.OB.

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

Lending Activities

         General. Palmyra Savings has concentrated its lending activities on one- to four-family mortgage loans, with these loans amounting to 81.9% of loans at September 30, 2001. Palmyra Savings also originates multi-family, commercial real estate, land and residential construction loans, as well as loans secured by savings accounts. In addition, Palmyra Savings purchases participation interests in residential mortgage loans that are primarily secured by non-owner-occupied duplex properties, multi-family and commercial real estate loans. Purchased loan interests amounted to $10.1 million, or 20.3% of net loans, at September 30, 2001. A substantial portion of Palmyra Savings' mortgage loan portfolio is secured by real estate located in Missouri.

         Loan Portfolio Analysis. The following table sets forth the composition of Palmyra Savings' loan portfolio at the dates indicated. Palmyra Savings had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                      At September 30,
                                     -------------------------------------------------------------------------------
                                                2001                        2000                       1999
                                     ---------------------------  -------------------------- -----------------------
                                         Amount        Percent       Amount       Percent      Amount      Percent
                                     --------------  -----------  ------------  ------------ ----------  -----------
                                                                    (Dollars in Thousands)
Mortgage loans:
   One- to four-family ...........    $41,557          81.91%      $39,228     86.61%         $37,600        88.79%
   Multi-family ..................      3,605           7.10           911      2.01              328         0.78
   Commercial ....................      3,549           6.99         2,744      6.06            2,440         5.76
   Construction ..................      1,107           2.18         1,466      3.24            1,086         2.56
   Land ..........................        297           0.59           382      0.84              408         0.96
                                     --------        -------      --------    ------         --------    ---------
      Total mortgage loans            $50,115          98.77       $44,731     98.76          $41,862        98.85

Consumer loans:
   Education loans ...............         24           0.05            45      0.10              112         0.27
   Savings account loans .........        349           0.69           511      1.13              364         0.86
   Mobile home loans .............         98           0.19            --        --               --           --
   Other .........................        152           0.30             4      0.01                9         0.02
                                     --------        -------      --------    ------         --------    ---------
      Total consumer loans .......        623           1.23           560      1.24              485         1.15
                                     --------        -------      --------    ------         --------    ---------
      Total loans, gross .........    $50,738         100.00%      $45,291    100.00%         $42,347       100.00%
                                                     =======                  ======                     =========
Less:
   Undisbursed loan funds ........        537                          481                        681
   Allowance for loan losses .....        299                          280                        280
   Deferred loan fees ............          1                            1                          1
                                     --------                     --------                   --------
      Loan receivable, net .......    $49,901                      $44,529                    $41,385
                                     ========                     ========                   ========


         One- to Four-Family Real Estate Loans. Palmyra Savings' primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Palmyra Savings also purchases participation interests in one- to four-family mortgage loans that are primarily secured by non-owner-occupied duplex properties located in other areas of Missouri. At September 30, 2001, $5.8 million, or 14.0%, of Palmyra Savings' one- to four-family loans were purchased loans. All one- to four-family mortgage loans are held in Palmyra Savings' portfolio for long-term investment.

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

         Palmyra Savings' one- to four-family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. According to underwriting guidelines adopted by Palmyra Savings' Board of Directors, Palmyra Savings can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan. Generally, Palmyra Savings self insures the portion of the principal amount between 80% and 90% of the appraised value of the security property and requires private mortgage insurance on the portion of the principal amount that exceeds 90% of the appraised value of the security property. An independent certified appraiser appraises all properties.

          Palmyra Savings originates fixed and adjustable rate mortgage loans and most of the residential mortgage loans that it purchases are adjustable rate mortgage loans.

         Multi-family and Commercial Real Estate Loans. Palmyra Savings occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All of Palmyra Savings' multi-family loans are purchased participation interests secured by properties located in Missouri, and $669,000, or 18.9%, of Palmyra Savings' commercial real estate loans are purchased participation interests. All purchased participation interests are underwritten according to the same standards that Palmyra Savings would use if it were originating the underlying loans. Palmyra Savings has no written or oral commitments with any institution to purchase a predetermined number or type of participation interests.

         At September 30, 2001, Palmyra Savings' commercial real estate loans are secured by churches, storefronts, and a nursing home all located in Missouri. At September 30, 2001, Palmyra Savings' largest multi-family or commercial real estate loan that Palmyra Savings originated was $342,000 and is secured by land located in Marion County, Missouri.

The largest purchased multi-family or commercial real estate participation interest had an outstanding balance of $1.0 million at September 30, 2001 and is secured by eight duplexes located in Boone County, Missouri.

         All multi-family loans and commercial real estate loans originated by Palmyra Savings are three- or five-year adjustable rate balloon loans with terms of up to 20 years. Multi-family loans and commercial real estate loans purchased by Palmyra Savings are also adjustable rate loan generally indexed to the prime rate and with terms of up to 25 years. Palmyra Savings requires appraisals of all properties securing multi-family loans and commercial real estate loans. All appraisals are performed by an independent appraiser designated by Palmyra Savings and are reviewed by management.

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

         Palmyra Savings' construction loans to builders generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are usually made to the builder before there is an identified buyer for the completed home. Palmyra Savings lends to a limited number of local builders with whom it has long standing relationships and limits each builder to no more than three homes under construction at a time. At September 30, 2001, the largest amount of construction loans outstanding to one builder was $215,000, all of which was for speculative construction. Construction loans to individuals are made on the same terms as Palmyra Savings' one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

         Prior to making a commitment to fund a construction loan, Palmyra Savings requires an appraisal of the property. Palmyra Savings also reviews and inspects each project during the term of the construction loan.

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

         Consumer Loans. Historically, Palmyra Savings' consumer lending activities have been limited to guaranteed education loans and savings account loans. Recently, however, Palmyra Savings has originated a limited number of consumer loans secured by various types of other collateral including vehicles and mobile homes.

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

         In 2001, Palmyra Savings began originating mobile home loans. These mobile home loans have been made to borrowers primarily in Missouri, have terms ranging from 10 to 15 years and have either fixed or adjustable interest rates. At September 30, 2001, Palmyra Savings had six mobile home loans, the average size of which was $16,000. Mobile home lending generally entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than mortgage loans because of the type and nature of the collateral, which depreciates over time, and because mobile home borrowers tend to have lower incomes than Palmyra Savings'residential mortgage borrowers. In many cases, any repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. Future losses would have to be charged against Palmyra Savings' allowance for loan losses, which may require Palmyra Savings to materially increase its allowance for loan losses in future periods.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Loans to One Borrower. The maximum amount that Palmyra Savings may lend to one borrower is limited by federal regulations. At September 30, 2001, Palmyra Savings' regulatory limit on loans to one borrower was $1.3 million. At that date, Palmyra Savings' largest amount of loans to one borrower, including the borrower's related interests, was $1.0 million and consisted of a multi-family loan. This loan was performing according to its original terms at September 30, 2001.

         Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in Palmyra Savings' portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses. For purposes of the table, the contractual maturities of Palmyra Savings' three- and five-year balloon mortgage loans are reported over their respective amortization periods up to 30 years rather than as maturing at the end of the 3-year or 5-year balloon term. Given Palmyra Savings' experience with its borrowers, Palmyra Savings believes this presentation is appropriate.


                                                               After      After     After
                                                               One Year   3 Years   5 Years
                                                     Within   Through    Through   Through    Beyond
                                                     One Year 3 Years    5 Years   10 Years   10 Years    Total
                                                     -------- ---------  --------  --------   --------   -------
                                                                         (Dollars in Thousands)
Mortgage loans:
         One- to four-family.........................  $4,216    $3,513    $3,504   $ 8,788    $21,536   $41,557
         Multi-family................................     541       109       128       392      2,435     3,605
         Commercial..................................     542       465       305       700      1,537     3,549
         Construction................................   1,107        --        --        --         --     1,107
         Land........................................      51        84        28        73         61       297
Consumer loans:
         Education...................................       7        11         6        --         --        24
         Savings account loans.......................     140        50        51        28         80       349
         Mobile home.................................       3         8        11        39         37        98
         Other.......................................      25        42        19        27         39       152
                                                     -------- ---------  --------  --------   --------   -------
         Total.......................................  $6,632    $4,282    $4,052   $10,047    $25,725   $50,738
                                                     ======== =========  ========  ========   ========   =======

         The following table sets forth the dollar amount of all loans due after September 30, 2002, which have fixed interest rates and have floating or adjustable interest rates.

                                                                 Floating- or
                                                        Fixed-   Adjustable-
                                                         Rate       Rates
                                                     ----------- ------------
                                                      (Dollars in Thousands)
Mortgage loans:
         One- to four-family.........................     $1,880      $35,461
         Multi-family................................         --        3,064
         Commercial..................................        253        2,753
         Land........................................         88          159
Consumer loans:
         Education...................................         16           --
         Savings account loans.......................        209           --
         Mobile home.................................         11           84
         Other.......................................         46           82
                                                     ----------- ------------
         Total.......................................     $2,503      $41,603
                                                     =========== ============

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

         The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                    Years Ended September 30,
                                                                              --------------------------------------
                                                                                 2001          2000         1999
                                                                              -----------  ------------  -----------
                                                                                          (In thousands)

Total loans receivable, net, at beginning of period.......................... $44,529       $41,385      $40,513

Loans originated:
Mortgage loans:
    One- to four-family......................................................  $6,675        $8,462      $12,517
    Multi-family.............................................................      --           600           --
    Commercial...............................................................   1,119           791        1,509
    Construction.............................................................   1,282         1,691        1,490
    Land.....................................................................      52           123          208
                                                                              -------       ---------    -------
     Total mortgage loans....................................................   9,128        11,667       15,724


Consumer loans:
    Education................................................................      28            34           55
    Savings account..........................................................     415           505          296
    Mobile home..............................................................     120            --           --
    Other....................................................................     153            --            1
                                                                              -------       -------      -------
      Total consumer loans...................................................     716           539          352
                                                                              -------       -------      -------
        Total loans originated...............................................   9,844        12,206       16,076


Loans purchased:
    One- to four-family.......................................................    617           255        1,231
    Multi-family..............................................................  2,319           598           --
    Commercial.................................................................   103           182          450
    Construction .............................................................  1,404           366          304
                                                                              -------       -------      -------
         Total loans purchased...............................................   4,443         1,401        1,985


Loans sold:
  Education..................................................................     (49)          (99)         (43)
Principal repayments.........................................................  (8,941)      (10,164)     (17,232)
Increase (decrease) in other items, net......................................      75          (200)          86
                                                                              -------       -------      -------
Net increase (decrease) in loans receivable, net.............................   5,372         3,144          872
                                                                              -------       -------      -------

Total loans receivable, net, at end of period...............................  $49,901       $44,529      $41,385
                                                                              =======       =======      =======


         Loan Commitments. Palmyra Savings issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 2001, Palmyra Savings had loan commitments totaling $691,000, not including undisbursed portions of mortgage loans and consumer loans of $1.6 million. As of September 30, 2001, the Company had made oral commitments to purchase three loans totaling $3.2 million. One oral commitment is for $162,000 and is secured by one single-family dwelling and two duplexes, a second is for a $1.0 million participation in a loan secured by 76 rental units, and a third is for a $2.0 million participation in a loan for the development of a 57-lot subdivision and the construction of single-family dwellings in that subdivision.

         Loan Fees. In addition to interest earned on loans, Palmyra Savings receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Palmyra Savings charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At September 30, 2001, Palmyra Savings had $1,000 of deferred loan fees. Palmyra Savings recognized $-0-, $-0- and $3,000 of deferred loan fees during the years ended September 30, 2001, 2000 and 1999, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

                                                                                         At September 30,
                                                                                ------------------------------------
                                                                                    2001         2000        1999
                                                                                ------------- ----------  ----------
                                                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family ..........................................................    $339         $151        $137
  Commercial ...................................................................      --           --          --
                                                                                   -----        -----       -----
    Total mortgage loans .......................................................     339          151         137
Consumer loans .................................................................      --           --          --
                                                                                   -----        -----       -----
  Total ........................................................................     339          151         137
Accruing loans contractually past due 90 days or more ..........................      73           --          --
                                                                                   -----        -----       -----
Total of nonaccrual and 90 days past due loans .................................     412          151         137
Real estate owned ..............................................................      --          105         100
                                                                                   -----        -----       -----
      Total nonperforming assets ...............................................    $412         $256        $237
                                                                                   =====        =====       =====

Nonaccrual and 90 days or more past due loans as a percentage
 of loans receivable, net ......................................................    0.83%        0.34%       0.33%
Nonaccrual and 90 days or more past due loans
 as a percentage of total assets ...............................................    0.59%        0.21%       0.21%
Nonperforming assets as a percentage of total assets ...........................    0.59%        0.36%       0.36%


         Interest income that would have been recorded for 2001 had nonaccruing loans been current in accordance with their original terms amounted to approximately $17,000. The amount of interest included in interest income in 2001 on these loans amounted to approximately $5,000.

         Real Estate Owned. Real estate acquired by Palmyra Savings as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2001, Palmyra Savings had no foreclosed real estate . Total nonperforming assets increased by $156,000.

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

         The aggregate amounts of Palmyra Savings' classified and special mention assets at the dates indicated were as follows:

                                                 At September 30,
                                    ------------------------------------------
                                        2001         2000             1999
                                    -----------   -----------     -----------
                                                 (In thousands)

Classified assets:
   Loss .........................       $ --         $ --            $  --
   Doubtful .....................         --           --               --
   Substandard ..................        412          151              137
   Special mention ..............         --           --               --
                                        ----         ----             ----
                                        $412         $151             $137
                                        ====         ====             ====

         At September 30, 2001, assets designated substandard consisted of nine one- to four-family mortgage loans totaling $412,000.

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

         At September 30, 2001, Palmyra Savings had an allowance for loan losses of $299,100. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Palmyra Savings believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Palmyra Savings' loan portfolio, will not request Palmyra Savings to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Palmyra Savings' financial condition and results of operations.

         The following table sets forth an analysis of Palmyra Savings' allowance for loan losses.

                                                                                   Year Ended September 30,
                                                                           -----------------------------------------
                                                                               2001           2000           1999
                                                                           ----------     -----------   ------------
                                                                                    (Dollars in thousands)
Allowance at beginning of period .........................................     $280           $280             $280
Provision for loan losses ................................................       19             --               --
Recoveries ...............................................................       --             --               --
Charge-offs ..............................................................       --             --               --
                                                                               ----           ----             ----
Allowance at end of period ...............................................     $299           $280             $280
                                                                               ====           ====             ====

Allowance for loan losses as a percentage
   of total loans outstanding at the end of the period ...................     0.59%          0.62%            0.66%
Net charge offs (recoveries) as a percentage
   of average loans outstanding during the period ........................       --             --               --
Allowance for loan losses as a percentage
   of nonperforming loans at the end of the period .......................    72.52%        186.02%          203.75%


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

                                                                          At September 30,
                                            ---------------------------------------------------------------------
                                                    2001                    2000                    1999
                                            -----------------------  ---------------------  ---------------------
                                                       Percent                Percent                 Percent
                                                       of Loans in            of Loans in             of Loans in
                                                       Category to            Category to             Category to
                                            Amount     Total Loans    Amount  Total Loans    Amount   Total Loans
                                            ------     -----------    ------  ------------   ------   -----------
                                                                               (Dollars in thousands)
Mortgage loans:
 One- to four-family .....................    $ 96          81.90%     $ 164       86.61%     $ 155        88.79%
 Multi-family ............................      21           7.11         18        2.01          7         0.78
 Commercial ..............................      71           6.99         55        6.06         49         5.76
 Construction ............................      --           2.18         --        3.24          1         2.56
 Land ....................................       6           0.59          8        0.84          8         0.96
Consumer .................................      --           1.23         --        1.24         --         1.15
Unallocated ..............................     105             --         35          --         60           --
                                              ----         -------      ----      -------      ----       -------
  Total allowance for loan losses ........    $299         100.00%      $280      100.00%      $280       100.00%
                                              ====         =======      ====      =======      ====       =======

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

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. PFSB Bancorp does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         All of PFSB Bancorp's investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that PFSB Bancorp may have to invest the funds at a lower interest rate. PFSB Bancorp's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, PFSB Bancorp's liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on PFSB Bancorp's credit and interest rate risk and risk-based capital is also considered. PFSB Bancorp purchases investment securities to provide necessary liquidity for day-to-day operations. PFSB Bancorp also purchases investment securities when investable funds exceed loan demand.

         The following table sets forth the amortized cost and fair value of PFSB Bancorp's securities, by accounting classification and by type of security, at the dates indicated.


                                                                          At September 30,
                                                 ---------------------------------------------------------------
                                                        2001                   2000                  1999
                                                 -------------------   -------------------    ------------------
                                                 Carrying     Fair     Carrying     Fair      Carrying     Fair
                                                   Value     Value       Value     Value       Value      Value
                                                 ---------  --------   ---------  --------    --------   -------
                                                                          (In  thousands)
Available for sale:
 U.S. Government agency securities ...........    $6,036     $6,036     $ 8,870   $ 8,870      $9,816    $9,816
                                                  ------     ------     -------   -------      ------    ------
  Total available for sale ...................     6,036      6,036       8,870     8,870       9,816     9,816
                                                   -----      -----       -----     -----       -----     -----

Held to maturity:
 U.S. Government agency securities ...........       500        508       6,917     6,705       6,914     6,682
 Municipal ...................................       400        404         510       512         570       573
 Mortgage-backed securities ..................     6,970      7,061       3,099     3,008       3,650     3,574
                                                   -----      -----       -----     -----     -------   -------
  Total held to maturity .....................     7,870      7,973      10,526    10,225      11,134    10,829
                                                   -----      -----      ------    ------     -------   -------
  Total ......................................   $13,906    $14,009     $19,396   $19,095     $20,950   $20,645
                                                 =======    =======     =======   =======     =======   =======

         PFSB Bancorp purchases mortgage-backed securities when investable funds exceed loan demand. All of PFSB Bancorp's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid prior to maturity and that PFSB Bancorp will have to reinvest the funds at a lower interest rate.

         Occasionally, PFSB Bancorp invests in municipal obligations of local entities, such as the water authority, school districts, firehouses and jail. Generally, these obligations are not rated by a nationally recognized credit rating service.

         At September 30, 2001, PFSB Bancorp did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of PFSB Bancorp's stockholders' equity at that date.


         The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of PFSB Bancorp's debt securities at September 30, 2001. Certain U.S. Government agency obligations and municipal obligations are exempt from state taxation, but their yields have not been computed on a tax equivalent basis for purposes of the table.

                                Less Than               One to            After Five to           After
                                One Year              Five Years           Ten Years            Ten Years            Totals
                             ------------------   ------------------   -------------------  ------------------  ------------------
                                       Weighted             Weighted             Weighted             Weighted            Weighted
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average  Carrying   Average
                               Value     Yield      Value     Yield      Value     Yield      Value    Yield      Value     Yield
                             ------------------   ------------------   ------ ------------  --------  --------  --------  --------
                                                                   (Dollars in thousands)

Available for Sale:
U.S. Government agency
securities ..................  $ --        --%      $749      7.00%     $5,287    6.04%     $   --        --%   $6,036       6.16%

Held to Maturity:
U.S. Government agency
   securities ...............  $500      6.40%      $ --        --%     $   --      --%     $   --        --%   $  500       6.40%

Municipal ...................   125      5.19        175      5.56         100    5.25          --        --       400       5.37
Mortgage-backed securities        4      8.80        520      6.43       1,346    5.93       5,100      6.41     6,970       6.32
                              -----                 ----                ------              ------              ------
            Total ...........  $629      6.17       $695      6.21      $1,446    5.87      $5,100      6.41    $7,870       6.28
                              =====                 ====                ======              ======              ======


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

         The following table indicates the amount of Palmyra Savings' jumbo certificate accounts by time remaining until maturity as of September 30, 2001. Jumbo certificate accounts have principal balances of $100,000 or more.

                                                              Certificates
Maturity Period                                               of Deposits
-----------------                                             ---------------
                                                              (In thousands)

Three months or less........................................ $  208
Over three through six months...............................    656
Over six through twelve months..............................  1,114
Over twelve months..........................................  2,103
                                                             ------
           Total............................................ $4,081
                                                             ======


         Deposit Flow. The following table sets forth the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Palmyra Savings between the dates indicated.

                                                                 At September 30,
                             -----------------------------------------------------------------------------------------------
                                           2001                                 2000                             1999
                             -------------------------------------    ------------------------------    --------------------
                                          Percent                              Percent                               Percent
                                            of          Increase                 of        Increase                    of
                             Amount        Total       (Decrease)    Amount     Total     (Decrease)     Amount       Total
                             -------   ----------    -------------   ------    -------   -----------    --------    --------
                                                             (Dollars in thousands)

Passbook accounts........... $ 8,325       13.71%       439         $ 7,886    13.99%         (588)     $ 8,474      15.94%
NOW accounts................   2,901        4.78        265           2,636     4.67           597        2,039       3.84
Money market deposits.......   1,860        3.06        588           1,272     2.26            (9)       1,281       2.41
Fixed-rate certificates
   maturing:

   Within 1 year............  28,959       47.68     (1,650)         30,609    54.28         6,745       23,864      44.91
   After 1 year,
       but within 2 years...   6,367       10.48        475           5,892    10.45        (3,232)       9,124      17.17
   After 2 years,             12,324       20.29      4,234           8,090    14.35          (267)       8,357      15.73
    but within 5 years...... -------      -------    ------         -------   -------       ------      -------     -------
          Total............. $60,736      100.00%    $4,351         $56,385   100.00%       $3,246      $53,139     100.00%
                             =======      =======    ======         =======   =======       ======      =======     =======

         Time Deposits by Maturities. The following table sets forth the amount of time deposits in Palmyra Savings categorized by maturities at September 30, 2001.

                                                                           Amount Due
                                                  ---------------------------------------------------------------
                                                                          After    After
                                                               One to    Two to   Three to   After
                                                   Less than    Two       Three    Four      Four
                                                   One Year    Years      Years    Years     Years        Total
                                                  ---------- --------- --------- -------  ------------ ----------
                                                                         (Dollars in thousands)

Certificate accounts:

  3.00 - 3.99%...................................  $ 2,340    $   --     $   --   $   --      $   --     $ 2,340
  4.00 - 4.99%...................................   13,694     1,079      2,343      842       3,897      21,855
  5.00 - 5.99%...................................    9,427     1,718      1,892      483         716      14,236
  6.00 - 6.99%...................................    1,868     3,570         --      633       1,518       7,589
  7.00 - 7.99%...................................    1,630        --         --       --          --       1,630
                                                   -------    ------     ------   ------      ------     -------

   Total.........................................  $28,959    $6,367     $4,235   $1,958      $6,131     $47,650
                                                   =======    ======     =======  ======      ======     =======

         Time Deposits by Rates. The following table sets forth the time deposits in Palmyra Savings classified by rates as of the dates indicated.

                                                          At September 30,
                                                  --------------------------------
                                                     2001        2000       1999
                                                  ----------  ----------  --------
                                                           (In thousands)

3.00 - 3.99%....................................     $ 2,340     $    --   $    --
4.00 - 4.99%....................................      21,855       3,957    15,842
5.00 - 5.99%....................................      14,236      17,609    18,457
6.00 - 6.99%....................................       7,589      16,883     7,046
7.00 - 7.99%....................................       1,630       6,142        --
                                                     -------     -------   -------
       Total....................................     $47,650     $44,591   $41,345
                                                     =======     =======   =======


         Deposit Activity. The following table sets forth the deposit activity of Palmyra Savings for the periods indicated.

                                                        Year Ended September 30,
                                                  ----------------------------------
                                                     2001        2000         1999
                                                  ----------   ---------   ---------
                                                             (In thousands)

Beginning balance................................    $56,385     $53,139     $52,724
Net withdrawals
 before interest credited........................      2,133       1,245      (1,480)
Interest credited................................      2,218       2,001       1,895
                                                     -------     -------     -------
Net increase in deposits.........................      4,351       3,246         415
                                                     -------     -------     -------
Ending balance...................................    $60,736     $56,385     $53,139
                                                     =======     =======     =======

         Borrowings. Palmyra Savings has the ability to use advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Des Moines, Palmyra Savings is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2001, Palmyra Savings had an available credit line of $26.5 million from the Federal Home Loan Bank of Des Moines under which Palmyra Savings had no outstanding advances.

         The following tables set forth certain information regarding Palmyra Savings' use of Federal Home Loan Bank of Des Moines advances during the periods and at the dates indicated.

                                                                                    Year Ended September 30,
                                                                             -------------------------------------
                                                                                 2001        2000          1999
                                                                              -----------  ----------   ----------
                                                                                     (Dollars in thousands)

Maximum amount of advances outstanding at any month end ....................    $3,750       $4,250        $2,500
Approximate average short-term advances outstanding ........................     1,442        3,519           423
Approximate weighted average rate paid on advances .........................      6.45%        6.33%         4.33%


                                                                                         At September 30,
                                                                             ---------------------------------------
                                                                                 2001        2000          1999
                                                                             -----------  -----------   ------------
                                                                                     (Dollars in thousands)

Balance outstanding at end of period ......................................      --          $4,250        $2,500
Weighted average rate paid on advances ....................................      --            6.72%         5.90%

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

Personnel

         As of September 30, 2001, Palmyra Savings had 21 full-time employees and 1 part-time employee, none of whom is represented by a collective bargaining unit. Palmyra Savings believes its relationship with its employees is good.

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

Holding Company Regulation

         PFSB Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as PFSB Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that Palmyra Savings continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as PFSB Bancorp, so long as Palmyra Savings continues to comply with the QTL Test. Upon any non-supervisory acquisition by PFSB Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is held as a separate subsidiary, PFSB Bancorp would become a multiple savings and loan holding company and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2001, Palmyra Savings met each of its capital requirements.

         The following table presents Palmyra Savings' capital position at September 30, 2001.

                                                                             Capital
                                                       Excess      -----------------------------
                        Actual        Required       (Deficiency)       Actual      Required
                       Capital        Capital          Amount          Percent       Percent
                    -------------  --------------  --------------  -------------  --------------
                                              (Dollars in thousands)
Tangible ............. $8,284         $1,050          $7,234           11.83%          1.5

Core (Leverage) ......  8,284          1,422           6,862           23.31           4.0

Risk-based ...........  8,583          2,843           5,740           24.15           8.0


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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. By law, there is equal sharing of FICO payments between Savings Association Insurance Fund and Bank Insurance Fund members.

         Palmyra Savings was not required to pay any premiums for fiscal 2001. Payments toward the FICO bonds amounted to $11,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Palmyra Savings. Management cannot predict what insurance assessment rates will be in the future.

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

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, Palmyra Savings' limit on loans to one borrower was $1.3 million, and Palmyra Savings' largest aggregate outstanding balance of loans to one borrower was $1.0 million.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of September 30, 2001, Palmyra Savings met the qualified thrift lender test.

         Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash_out merger. Under current regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Palmyra Savings, it is a subsidiary of a holding company. In the event Palmyra Savings' capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Palmyra Savings' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi_annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Palmyra Savings' latest quarterly thrift financial report. The assessments paid by Palmyra Savings for the fiscal year ended September 30, 2001 totaled $21,000.

         Transactions with Related Parties. Palmyra Savings' authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including PFSB Bancorp and its non_savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution_affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

         Palmyra Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Palmyra Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Palmyra Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2001 of $426,500.

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

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At September 30, 2001, Palmyra Savings complied with the foregoing requirements.

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

         As a Missouri corporation, the Company is subject to annual franchise and income taxes imposed by the State of Missouri. Franchise taxes are assessed at a rate of 1/30 of 1% of the par value of outstanding shares and surplus. Income taxes are assessed at a rate of 6.25% of federal taxable income derived from Missouri sources.

         For additional information regarding taxation, see Note I of Notes to Consolidated Financial Statements contained in the Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of PFSB Bancorp and Palmyra Savings.

Name                    Age (1)      Position
--------               ----------    -------------------
Eldon R. Mette .......... 64         President and Chief Executive Officer of PFSB Bancorp and
                                       Palmyra Savings
Ronald L. Nelson ........ 48         Vice President, Treasurer and Secretary of PFSB Bancorp and
                                       Palmyra Savings
----------------------------
(1)  As of September 30, 2001

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Properties

         The following table sets forth information relating to Palmyra Saving's offices as of September 30, 2001.

                                   Year       Net Book      Owned/         Approximate
Location                          Opened      Value(1)      Leased        Square Footage
-------------------------        ---------  ------------  ----------    ------------------
Main Office
-----------
123 W. Lafayette Street
Palmyra, Missouri                  1975      $188,299        Owned            2,816

Branch Offices
--------------
600 Washington Street(2)
Canton, Missouri                   1992       222,087        Owned            2,904

180 S. Johnson Street (2)
Kahoka, Missouri                   1976       619,500        Owned            2,484
----------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by Palmyra Savings and PSA Service Corporation.
(2) Location of an automated teller machine.


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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         The information regarding the market for PFSB Bancorp's common equity and related stockholder matters is incorporated herein by reference to PFSB Bancorp's 2001 Annual Report to Stockholders on page 2.


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to PFSB Bancorp's 2001 Annual Report to Stockholders on pages 5 through 10.

ITEM 7          FINANCIAL STATEMENTS

         The information regarding financial statements is incorporated herein by reference to PFSB Bancorp's 2001 Annual Report to Stockholders on pages 11 through 34.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information relating to the directors and officers of PFSB Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 4, 5, 7 and 8 and to Part I, Item 1, "Business--Executive Officers of the Registrant" of this report.

ITEM 10.        EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 6 and 7.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 7 and 8.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to PFSB Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders at page 8.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)        (1)  The following are filed as a part of this report by means of incorporation to PFSB Bancorp's 2001 Annual Report to
                     Stockholders:

                       o Independent Auditors' Report

                       o Consolidated Statements of Financial Condition as of
                         September 30, 2001 and 2000

                       o Consolidated Statements of Income for the Years Ended
                         September 30, 2001 and 2000

                       o Consolidated Statements of Equity for the Years Ended
                         September 30, 2001 and 2000

                       o Consolidated Statements of Cash Flows for the Years
                         Ended September 30, 2001 and 2000.

                       o Notes to Consolidated Financial Statements


                (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                (3)  Exhibits

                     3.1      Articles of Incorporation of PFSB Bancorp, Inc.(1)
                     3.2      Bylaws of PFSB Bancorp, Inc.(1)
                     4.0      Form of Stock Certificate of PFSB Bancorp, Inc.(1)
                     10.1     Employment Agreement between PFSB Bancorp, Inc.,
                              Palmyra Savings and Eldon R. Mette(2)
                     10.2     Employment Agreement between PFSB Bancorp, Inc.,
                              Palmyra Savings and Ronald L. Nelson(2)
                     10.3     PFSB Bancorp, Inc. 2001 Stock-Based Incentive
                              Plan (3)
                     13.0     PFSB Bancorp, Inc. 2001 Annual Report to
                              Stockholders
                     21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                     23.0     Consent of Moore, Horton & Carlson, P.C.

                     --------------------
                     (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on
                              December 18, 1998, Registration No. 333-69191.
                     (2) Incorporated herein by reference from the exhibits to the Form 10-QSB filed May 17, 1999.
                     (3) Incorporated herein by reference from the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, as filed on December 14, 1999.

     (b)      Reports on Form 8-K

     None.

CONFORMED

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PFSB BANCORP, INC.


Date: December 24, 2001               By:  /s/ Eldon R. Mette
                                      ----------------------------
                                           Eldon R. Mette
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                       Title                                          Date
      ----                       -----                                          ----
/s/ Eldon R. Mette               President and Chief Executive               December 24, 2001
-------------------------        Officer (principal executive officer)
Eldon R. Mette


/s/ Ronald L. Nelson             Vice President, Secretary and               December 24, 2001
-------------------------        Treasurer (principal financial and
Ronald L. Nelson                 accounting officer)


/s/ L. Edward Schaeffer          Chairman of the Board                       December 26, 2001
-------------------------
L. Edward Schaeffer

/s/ Steve W. Lewis               Director                                    December 26, 2001
-------------------------
Steve W. Lewis

/s/ Albert E. Davis              Director                                    December 26, 2001
-------------------------
Albert E. Davis

                                 Director                                    December __, 2001
-------------------------
Robert M. Dearing

/s/ James D. Lovegreen           Director                                    December 26, 2001
-------------------------
James D. Lovegreen

                                 Director                                    December __, 2001
-------------------------
Mark K. Bross