Form 10QSB
period 2001-12-31
PFSB BANCORP INC
filed 2002-02-14
CIK 1075118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                ----------------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 2001
                                ----------------------

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------

Commission File Number           0-25355
                       -----------------------

                               PFSB BANCORP, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Missouri                                      31-1627743
------------------------------------              --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


 123 W. Lafayette St., P.O. Box 72, Palmyra, MO                  63461
------------------------------------------------              ------------
(Address of principal executive offices)                      (Zip Code)


      573-769-2134
--------------------------------------
(Issuer's telephone number)





As of February 12, 2002, there were 416,952 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                      Yes            No     X
                          ----------     ----------

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                DECEMBER 31, 2001

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

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                                                   December 31,     September 30,
                                                                                                       2001            2001
                                                                                                  --------------- ----------------
ASSETS                                                                                             (Unaudited)      (Unaudited)

   Cash (includes interest-bearing deposits of $4,547 and $3,883, respectively)                       $4,762           $4,185
   Investment securities:
       Available-for-sale, at fair value                                                               6,166            6,036
       Held-to-maturity (fair value of $912 and $912, respectively)                                      900              900
   Mortgage-backed securities held-to-maturity (fair value of $6,899 and $7,061, respectively)         6,854            6,970
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                427              427
   Loans receivable, net (allowance for loan losses of $320 and $299 respectively)                    50,594           49,901
   Accrued interest receivable                                                                           438              538
   Premises and equipment                                                                              1,008            1,030
   Other assets                                                                                           89               57
                                                                                                   ---------        ---------

                                              TOTAL ASSETS                                           $71,238          $70,044


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                                          $61,950          $60,736
   Advances from borrowers for property taxes and insurance                                               40               55
   Dividends Payable                                                                                      62               --
   Other liabilities                                                                                     127              117
                                                                                                     -------          -------

                                           TOTAL LIABILITIES                                          62,179           60,908

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                            6                6
   Additional paid-in capital                                                                          4,939            4,937
   Retained earnings-substantially restricted                                                          6,322            6,317
   Accumulated other comprehensive income (loss)                                                         (84)              28
   Unearned ESOP shares                                                                                 (324)            (335)
   Unearned SBIP shares                                                                                 (140)            (157)
   Treasury stock, at cost (142,048 and 142,048 shares of common stock, respectively)                 (1,660)          (1,660)
                                                                                                     -------          -------

                                       TOTAL STOCKHOLDERS' EQUITY                                      9,059            9,136
                                                                                                     -------          -------


                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $71,238          $70,044
                                                                                                     =======          =======


See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                                      December 31,
                                                                                    2001         2000
                                                                                ------------- ------------
                                                                                       (Unaudited)

INTEREST INCOME
   Mortgage loans                                                                $    960     $    846
   Consumer and other loans                                                             6           13
   Interest-bearing deposits                                                           27           44
   Investment securities                                                               89          257
   Mortgage-backed securities                                                         104           49
                                                                                 --------     --------

TOTAL INTEREST INCOME                                                            $  1,186     $  1,209

INTEREST EXPENSE
   Deposits                                                                           678          781
   Advances from FHLB                                                                  --           64
                                                                                 --------     --------

TOTAL INTEREST EXPENSE                                                           $    678     $    845
                                                                                 --------     --------

NET INTEREST INCOME                                                                   508          364

PROVISION FOR LOAN LOSSES                                                              21           --
                                                                                 --------     --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   487          364

NON-INTEREST INCOME
   Service charges and other fees                                                      25           16
   Loss from foreclosed assets                                                         (7)          (2)
   Loss from sale of investments                                                       (1)          --
   Other income                                                                         2           10
                                                                                 --------     --------

TOTAL NON-INTEREST INCOME                                                              19           24

NON-INTEREST EXPENSE
   Employee salaries and benefits                                                     215          201
   Occupancy costs                                                                     42           44
   Advertising                                                                         10           13
   Data processing                                                                     24           23
   Federal insurance premiums                                                           3            3
   Professional fees                                                                   46           38
   Directors' fees                                                                     17           15
   Other expenses                                                                      55           56
                                                                                 --------     --------

TOTAL NON-INTEREST EXPENSE                                                            412          393
                                                                                 --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                                      94           (5)

INCOME TAXES (INCOME TAX BENEFIT)                                                      26           (2)
                                                                                 --------     --------

NET INCOME (LOSS)                                                                $     68     $     (3)
                                                                                 ========     ========

BASIC INCOME (LOSS) PER SHARE                                                    $   0.19     $  (0.01)
                                                                                 ========     ========
DILUTED INCOME (LOSS) PER SHARE                                                  $   0.18     $  (0.01)
                                                                                 ========     ========


 See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                      Three Months Ended
                                                                                                          December 31
                                                                                                       2001         2000
                                                                                                   -------------------------
                                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                           $    68     $     (3)
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                          22           21
   Amortization of premiums and discounts                                                                  1           (1)
   Provisions for loan losses                                                                             21           --
   Gain on sale of investments                                                                             1           --
   (Gain) Loss on sale of foreclosed real estate                                                           7           --
   ESOP shares released                                                                                   13           13
   Amortization of SBIP                                                                                   16           11
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                        100          123
      Other assets                                                                                        28           87
      Other liabilities                                                                                    9          (56)
                                                                                                    --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                286          195

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities, held-to-maturity                                       --
   Purchase of investment securities, available-for-sale                                              (3,050)          --
   Proceeds from maturities and calls of investment securities, available-for-sale                     2,748           --
   Purchase of mortgage-backed securities                                                               (501)          --
   Principal collected on mortgage-backed securities                                                     616          152
   Loans originated, net of repayments                                                                   397          215
   Purchase of mortgage loans                                                                         (1,116)        (399)
   Proceeds from sale of education loans                                                                  --           27
   Purchase of premises and equipment                                                                     --          (12)
   Expenditures on foreclosed real estate                                                                 (2)          --
                                                                                                    --------     --------

NET CASH USED BY INVESTING ACTIVITIES                                                               $   (908)    $    (17)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                            1,214          350
   Advances from FHLB
      Borrowings                                                                                          --           --
      Repayments                                                                                          --       (1,500)
   Net increase (decrease) in advances for taxes and insurance                                           (15)         (17)
                                                                                                    --------     --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                     $ 1,199     $ (1,167)
                                                                                                    --------     --------
NET INCREASE (DECREASE) IN CASH                                                                          577         (989)
CASH, BEGINNING OF PERIOD                                                                              4,185        3,792
                                                                                                    --------     --------

CASH, END OF PERIOD                                                                                 $  4,762     $  2,803
                                                                                                    ========     ========


See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2001, interim financial statements.

The results of operations for the period ended December 31, 2001, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 2001.

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



                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                      2001         2000
                                                                                  ------------------------
                                                                                    (In thousands, except
                                                                                     per share amounts)
Basic earnings per share:

   Income (loss) available to common shareholders                                     $   68        $   (3)
                                                                                      ------        ------
   Average common shares outstanding                                                     367           442
                                                                                      ------        ------
   Basic income (loss) per share                                                      $ 0.19        $(0.01)
                                                                                      ------        ------
   Diluted income (loss) per share                                                    $ 0.18        $(0.01)
                                                                                      ------        ------

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

A summary of ESOP shares at December 31, 2001 is as follows:

   Shares committed for release                               4,472
   Shares released                                            7,826
   Unreleased shares                                         32,422
                                                          ---------
                            TOTAL                            44,720
                                                          =========
   Fair value of unreleased shares                        $ 392,630
                                                          =========

NOTE E--Stock Based Compensation Plans
--------------------------------------

The Board of Directors adopted, and the shareholders subsequently approved on January 27, 2000, the PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan ("SBIP"). The purpose of the SBIP is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors of the Company and Palmyra Savings, with a proprietary interest in the Company as an incentive to contribute to the success of the Company, promote the attention of management to other stockholder's concerns, and reward employees for outstanding performance.

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

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

On April 6, 2000, the Company granted options for 44,720 shares at $10.25 per share and awarded the 22,360 shares of restricted stock pursuant to the SBIP.

The options will enable the recipient to purchase stock at the exercise price above. The options vest over three years following the date of grant and are exercisable for up to 10 years. As of December 31, 2001, options for 17,396 shares had vested, and options for 1,218 shares were exercised.

The restricted stock awards do not require any payment by the recipient and vest over five years following the date of the award. The Company funded the restricted stock awards with Treasury Stock which was purchased at a price above the fair market value of the Company's stock at the award date resulting in an increase in additional paid-in capital of $50,316. Amortization of the awards resulted in a charge to compensation and benefit expense of $16,085 for the three month period ended December 31, 2001.

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

NOTE F--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three month period ended December 31, 2001 and 2000, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three month period ended December 31, 2001 and 2000 is summarized as follows:



                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                     2001         2000
                                                                                 --------------------------
                                                                                  (Dollars in thousands)
Net Income (loss)                                                                    $  68          $ (3)

Other comprehensive income:
  Net unrealized holding gains (losses) on investments
   in debt and equity securities available-for-sale                                   (112)          139

  Adjustments for net securities (gains) losses realized
   in net income, net of applicable income taxes                                        (1)           --
                                                                                     ------         ----

Total other comprehensive income (loss)                                              $ (45)         $136
                                                                                     ======         ====

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on PFSB Bancorp, Inc.'s (the "Company's") current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results; performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

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

The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 2001 and 2000 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2001.

Financial Condition at December 31, 2001 and September 30, 2001
---------------------------------------------------------------

Total assets increased $1.2 million to $71.2 million at December 31, 2001. There was a $577,000 increase in cash and interest bearing deposits, a $130,000 increase in investment securities, a $116,000 decrease in mortgage-backed securities, a $693,000 increase in loans receivable, a $100,000 decrease in accrued interest receivable, a $22,000 decrease in premises and equipment, and a $32,000 increase in other assets. There were $2.0 million in securities, which were called in the period, $750,000 which were sold, and $3.1 million in securities which were purchased. The increases in cash and interest bearing deposits, investment securities, and loans receivable were primarily funded by a $1.2 million increase in deposits. The decrease in accrued interest receivable was due primarily to the timing of payments on mortgage loans and investment securities. One property was foreclosed and sold during the period.

Total liabilities increased $1.3 million to $62.2 million at December 31, 2001 as compared to September 30, 2001. The increase was due to an increase in deposits of $1.2 million, an increase in dividends payable of $62,000, and decrease in advances for taxes & insurance of $15,000, and an increase in other liabilities of $10,000.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Stockholders' equity at December 31, 2001 decreased $77,000 to $9.1 million or 12.7% of total assets as compared to September 30, 2001. An increase in retained earnings of $5,000 was due to earnings of $68,000, accrued dividend expense of $62,000 and a decrease in unearned ESOP and SBIP shares of $28,000, offset by unrealized losses on securities for the period of $112,000.

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets at the dates indicated.


                                                                                        December 31,     September 30,
                                                                                            2001            2001
                                                                                       --------------- ---------------

          Non-accrual loans                                                                 $317            $404
          Loans past due 90 days or more and still accruing interest                          --              --
          Foreclosed real estate and other repossessed assets                                 --              --
                                                                                            ----            ----
               Total non-performing assets                                                  $317            $404
                                                                                            ====            ====

Non-accrual loans at December 31, 2001 and September 30, 2001 consisted primarily of residential real estate loans. All non-accrual loans are classified as substandard. As of December 31, 2001, one current loan was classified as $92,000 substandard and $5,000 loss due to value of the collateral securing the loan.

Results of Operations for the Three Months Ended December 31, 2001 and 2000
---------------------------------------------------------------------------

Net Income - Net income increased $71,000 to $68,000 for the quarter ended December 31, 2001 as compared to a net loss of $3,000 for the quarter ended December 31, 2000. Diluted income per share increased from $(0.01) for the 2000 quarter end to $0.18 for the 2001 quarter end.

Net Interest Income - Net interest income increased $144,000 to $508,000 for the three months ended December 31, 2001. Interest income decreased $23,000 for the three month period ended December 31, 2001 as compared to the three month period ended December 31, 2000, while interest expense decreased $167,000, resulting in a increase in net interest income of $144,000. The decrease in interest income was primarily due to the dramatic decrease in interest rates, due to overall economic conditions, from December 31, 2000 to December 31, 2001. Although loans receivable increased $5.9 million for the period ended December 31, 2000 as compared to the period ended December 31, 2001, interest on mortgage loans increased only $114,000, due to a decrease in yield on mortgage loans from 7.66% to 7.52%. Interest bearing deposits increased $2.0 million but the yield on these deposits decreased from 6.32% to 1.67%, resulting in a decrease in income on interest bearing deposits of $17,000. Interest on investment securities decreased $168,000 due in part to the decrease in investment securities of $9.5 million and a decrease in yield on investment securities from 5.98% to 5.52% from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. Mortgage-backed securities increased $3.9 million during the period but the yield decreased from 6.75% to 6.26%, resulting in an increase in interest income on mortgage-backed securities of $55,000. Interest expense decreased $167,000 from the three month period ended December 31, 2001 as compared to the same period ended December 31, 2000. This was primarily due to a decrease in deposit expense of $103,000 along with a decrease in interest expense on FHLB advances of $64,000. Although deposits, primarily certificates of deposit, increased $5.2 million from December 31, 2000 to December 31, 2001, deposit expense decreased due to a decrease in cost of funds, from 5.50% to 4.12% during the same period. The decrease in interest on advances was the result of all outstanding advances being paid off in the December 31, 2000 quarter.

Provision for Loan Losses - The provision for loan losses increased $21,000 from December 31, 2000 to December 31, 2001. The increase was mainly due to the increase in loans receivable of $5.9 million from December 31, 2000 to December 31, 2001. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Management applies its normal loan review procedures in determining when a loan is impaired. All nonaccrual loans are considered impaired except those classified as small-balance homogeneous loans which are collectively evaluated for impairment. The Company considers all one-to four-family residential mortgage loans, residential construction loans, and all consumer and other loans to be smaller homogeneous loans. Impaired loans are assessed individually and impairment identified when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flow, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible. Management has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans.

Noninterest Income - Total noninterest income decreased $5,000 to $19,000 for December 31, 2001. Service charges and other fees increased $9,000 for the three month period ended December 31, 2001 as compared to the three month period ended December 31, 2000. This increase was offset by an increase in loss from foreclosed assets of $5,000 and a decrease in other income of $8,000.

Noninterest Expense - Total noninterest expense increased $19,000 to $412,000 for December 31, 2001. Of this increase, $14,000 was due to an increase in employee salaries and benefits and $8,000 was due to an increase in professional fees.

Income Taxes - Income taxes increased from a $2,000 tax benefit for the quarter ended December 31, 2000 to a $26,000 tax expense for the quarter ended December 31, 2001 due to the increase in before tax income.

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

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2001, cash and interest-bearing deposits totaled $4.8 million, or 6.7% of total assets. Investment securities classified as available-for-sale totaled $6.2 million at December 31, 2001.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At December 31, 2001, the Bank had outstanding loan commitments totaling $2.4 million and had undisbursed loans in process totaling $665,000. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2001 totaled $24.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from the cash inflow from savings deposits, loan payments and maturities of investment securities. Management also has the ability to obtain advances from the Federal Home Loan Bank to supplement liquidity.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of December 31, 2001, Palmyra Savings complied with all regulatory capital requirements stated below. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at December 31, 2001.


                                                                                                         To Be Well Capitalized
                                                                              For Capital                Under Prompt Corrective
                                               Actual                      Adequacy Purposes                Action Provisions
                                               ------                      -----------------                -----------------
                                          Amount      Ratio              Amount        Ratio              Amount        Ratio
                                          ------      -----              ------        -----              ------        -----
                                                                       (Dollars in thousands)
As of December 31, 2001
  Total Risk-Based Capital
  (to Risk Weighted Assets)                $8,699     23.86%               $2,917      8.0%                $3,646     10.0%
  Tier 1 Capital
  (to Risk Weighted Assets)                $8,384     22.99%               $1,459      4.0%                $2,188      6.0%
  Tier 1 Capital
  (to Adjusted Assets)                     $8,384     11.76%               $2,140      3.0%                $3,566      5.0%
  Tangible Capital
  (to Adjusted Assets)                     $8,384     11.76%               $1,070      1.5%                 N/A        N/A

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

         4.0 Form of Stock Certificate of PFSB Bancorp, Inc.*

         10.1 Employment Agreement with Eldon R. Mette * *

         10.2 Employment Agreement with Ronald L. Nelson * *

         10.3 PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan * * *

b.       Reports on Form 8-K

         On November 13, 2001, the Company filed a Current Report on For 8-K announcing the date of the Company's 2002 Annual Meeting of Stockholders. The press release announcing the meeting date is filed by exhibit.

*        Incorporated by reference from the Form SB-2 (Registration No.
         333-69191), as amended, as filed on December 18, 1998.

** Incorporated by reference from the Form 10-QSB for the quarter ended March 31, 1999, as filed on May 17, 1999.

*** Incorporated by reference from the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, as filed on December 15, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PFSB Bancorp, Inc.


 Date:  February 14, 2002                By:/s/ Eldon R. Mette
                                            -------------------------------
                                                Eldon R. Mette
                                                President and Chief Executive
                                                Officer

Date:  February 14, 2002                 By:/s/ Ronald L. Nelson
                                            -------------------------------
                                                Ronald L. Nelson
                                                Vice President, Treasurer
                                                and Secretary