Form 10QSB
period 2002-03-31
PFSB BANCORP INC
filed 2002-05-15
CIK 1075118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-QSB
                                    ------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 2002
                                ----------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number             0-25355
                       ------------------------

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


      573-769-2134
--------------------------------
(Issuer's telephone number)


As of May 14, 2002, there were 418,195 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                         Yes            No  X
                                            ---            ---

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2002

INDEX                                                               PAGE
-----                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                       1

  CONSOLIDATED STATEMENTS OF INCOME                                    2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        7-10

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                            11

ITEM 2.  CHANGES IN SECURITIES                                        11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

ITEM 5. OTHER INFORMATION                                             11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           11-12

SIGNATURES                                                            13

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                                                      March 31,    September 30,
                                                                                                        2002          2001
                                                                                                   ------------- ----------------
ASSETS                                                                                              (Unaudited)     (Unaudited)

   Cash (includes interest-bearing deposits of $4,455 and $3,883, respectively)                        $  4,704          $ 4,185
   Investment securities:
       Available-for-sale, at fair value                                                                  8,106            6,036
       Held-to-maturity (fair value of $256 and $912, respectively)                                         255              900
   Mortgage-backed securities held-to-maturity (fair value of $6,365 and $7,061, respectively)            6,369            6,970
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                                   509              427
   Loans receivable, net (allowance for loan losses of $341 and $299 respectively)                       50,313           49,901
   Accrued interest receivable                                                                              528              538
   Premises and equipment                                                                                   988            1,030
   Other assets                                                                                             126               57
                                                                                                       --------          -------

                                              TOTAL ASSETS                                             $ 71,898          $70,044
                                                                                                       ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits                                                                                            $ 62,669          $60,736
   Advances from borrowers for property taxes and insurance                                                  39               55
   Other liabilities                                                                                        120              117
                                                                                                       --------          -------

                                           TOTAL LIABILITIES                                             62,828           60,908

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                               6                6
   Additional paid-in capital                                                                             4,942            4,937
   Retained earnings-substantially restricted                                                             6,350            6,317
   Accumulated other comprehensive income (loss)                                                          (125)               28
   Unearned ESOP shares                                                                                   (313)             (335)
   Unearned SBIP shares                                                                                   (130)             (157)
   Treasury stock, at cost (142,048 and 142,048 shares of common stock, respectively)                   (1,660)           (1,660)
                                                                                                       -------           ------

                                       TOTAL STOCKHOLDERS' EQUITY                                         9,070            9,136
                                                                                                       --------          -------

                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 71,898          $70,044
                                                                                                       ========          =======


See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended         Six Months Ended
                                                                     March 31,                  March 31,
                                                                 2002         2001          2002         2001
                                                              ------------ ------------ ------------- ------------
                                                                                  (Unaudited)
INTEREST INCOME
   Mortgage loans                                              $   898      $   853       $ 1,858      $ 1,699
   Consumer and other loans                                          6           10            12           23
   Interest-bearing deposits                                        (2)          25            25           69
   Investment securities                                           113          238           202          495
   Mortgage-backed securities                                       95           49           199           98
                                                               -------      -------       -------      -------

TOTAL INTEREST INCOME                                          $ 1,110      $ 1,175       $ 2,296      $ 2,384

INTEREST EXPENSE
   Deposits                                                        604          777         1,282        1,558
   Advances from FHLB                                               --           24            --           88
                                                               -------      -------       -------      -------


TOTAL INTEREST EXPENSE                                         $   604      $   801       $ 1,282      $ 1,646
                                                               -------      -------       -------      -------

NET INTEREST INCOME                                                506          374         1,014          738

PROVISION FOR LOAN LOSSES                                           20           --            41           --
                                                               -------      -------       -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                486          374           973          738

NON-INTEREST INCOME
   Service charges and other fees                                   25           16            50           32
   Loss from foreclosed assets                                      --          (11)           (7)         (13)
   Gain (loss) from sale of investments                              3            2             2            2
   Other income                                                      8            6            10           16
                                                               -------      -------       -------      -------


TOTAL NON-INTEREST INCOME                                           36           13            55           37

NON-INTEREST EXPENSE
   Employee salaries and benefits                                  208          209           423          410
   Occupancy costs                                                  42           44            84           88
   Advertising                                                      12            9            22           22
   Data processing                                                  29           26            53           49
   Federal insurance premiums                                        2            1             5            4
   Professional fees                                               110           47           156           85
   Directors' fees                                                  18           18            35           33
   Other expenses                                                   67           53           122          109
                                                               -------      -------       -------      -------

TOTAL NON-INTEREST EXPENSE                                         488          407           900          800
                                                               -------      -------       -------      -------

INCOME  (LOSS) BEFORE INCOME TAXES                                  34          (20)          128          (25)

INCOME TAXES (INCOME TAX BENEFIT)                                    6          (11)           32          (13)
                                                               -------      -------       -------      -------

NET INCOME (LOSS)                                              $    28      $    (9)      $    96      $   (12)
                                                               =======      =======       =======      =======

BASIC INCOME  (LOSS) PER SHARE                                 $  0.07      $ (0.02)      $  0.26      $ (0.03)
                                                               =======      =======       =======      =======
DILUTED INCOME  (LOSS) PER SHARE                               $  0.07      $ (0.02)      $  0.25      $ (0.03)
                                                               =======      =======       =======      =======


          See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                   Six Months Ended
                                                                                                       March 31
                                                                                                   2002         2001
                                                                                               ------------- ------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                      $    96      $   (12)
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                     44           42
   Amortization of premiums and discounts                                                             3          (3)
   Provisions for loan losses                                                                        41           --
   Gain (Loss) on sale of investments                                                                (2)          --
   (Gain) Loss on sale of foreclosed real estate                                                      7           11
   ESOP shares released                                                                              27           27
   Amortization of SBIP                                                                              27           28
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                    10           47
      Other assets                                                                                   14          127
      Other liabilities                                                                               1         (197)
                                                                                                -------      -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           268           70

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities, held-to-maturity                    645        2,045
   Purchase of investment securities, available-for-sale                                         (6,049)        (998)
   Proceeds from maturities and calls of investment securities, available-for-sale                3,748        2,500
   Purchase of mortgage-backed securities                                                          (978)          --
   Principal collected on mortgage-backed securities                                              1,575          260
   (Purchase) Redemption of FHLB Stock                                                              (83)         (24)
   Loans originated, net of repayments                                                            1,249          403
   Purchase of mortgage loans                                                                    (1,745)        (746)
   Proceeds from sale of education loans                                                             37           34
   Purchase of premises and equipment                                                                (2)         (21)
   Proceeds from sales of foreclosed real estate                                                     --           57
   Expenditures on foreclosed real estate                                                            (2)          --
                                                                                                -------      -------

NET CASH USED BY INVESTING ACTIVITIES                                                           $(1,605)     $ 3,510

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                       1,934        1,368
   Advances from FHLB

      Borrowings                                                                                     --           --
      Repayments                                                                                     --       (3,500)
  Net increase (decrease) in advances for taxes and insurance                                       (16)         (16)
  Dividends paid                                                                                    (62)         (68)
  Purchase of treasury stock                                                                         --         (430)
                                                                                                -------      -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                $ 1,856      $(2,646)
                                                                                                -------      -------
NET INCREASE (DECREASE) IN CASH                                                                     519          934
CASH, BEGINNING OF PERIOD                                                                         4,185        3,792
                                                                                                -------      -------
CASH, END OF PERIOD                                                                             $ 4,704      $ 4,726
                                                                                                =======      =======

          See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The accompanying unaudited, consolidated financial statements have been prepared by PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2002, interim financial statements.

The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 2001.

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


                                                               Three Months Ended         Six Months Ended
                                                                     March 31,                  March 31,
                                                                2002         2001          2002         2001
                                                           ------------ ------------ ------------- ------------
                                                            (In thousands, except      (In thousands, except
                                                              per share amounts)        per share amounts)
Basic earnings per share:

   Income (loss) available to common shareholders              $  28        $   (9)       $  96       $  (12)
                                                               =====        ======        =====       ======

   Average common shares outstanding                             368           378          367          387
                                                               =====        ======        =====       ======

   Basic income (loss) per share                               $0.07        $(0.02)       $0.26       $(0.03)
                                                               =====        ======        =====       ======

   Diluted income (loss) per share                             $0.07        $(0.02)       $0.25       $(0.03)
                                                               =====        ======        =====       ======

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

A summary of ESOP shares at March 31, 2002 is as follows:

   Shares committed for release                                      1,118
   Shares released                                                  12,298
   Unreleased shares                                                31,304
                                                                    ------

                            TOTAL                                   44,720
                                                                    ======

   Fair value of unreleased shares                               $ 406,952
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

The options will enable the recipient to purchase stock at the exercise price above. The options vest over three years following the date of grant and are exercisable for up to 10 years. As of March 31, 2002, options for 17,396 shares had vested, and options for 1,218 shares were exercised.

The restricted stock awards do not require any payment by the recipient and vest over five years following the date of the award. The Company funded the restricted stock awards with Treasury Stock which was purchased at a price above the fair market value of the Company's stock at the award date resulting in an increase in additional paid-in capital of $50,310. Amortization of the awards resulted in a charge to compensation and benefit expense of $10,468 for the three month period ended March 31, 2002.

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

NOTE F--Comprehensive Income
----------------------------

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six month periods ended March 31, 2002 and 2001, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and six month periods ended March 31, 2002 and 2001 is summarized as follows:


                                                                     Three Months Ended         Six Months Ended
                                                                         March 31,                  March 31,
                                                                     2002         2001          2002         2001
                                                                   ---------    ----------    --------     ---------
                                                                    (Dollars in thousands)    (Dollars in thousands)

Net Income (loss)                                                   $  28       $  (9)         $  96       $ (12)

Other comprehensive income:
  Net unrealized holding gains (losses) on investments
   in debt and equity securities available-for-sale                   (41)         70           (153)        209

  Adjustments for net securities (gains) losses realized
   in net income, net of applicable income taxes                       (1)         (1)            (2)         (1)
                                                                    -----       -----          -----       -----

Total other comprehensive income (loss)                             $ (14)      $  60          $ (59)      $ 196
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

The discussion and analysis included herein covers material changes in results of operations during the three month periods ended March 31, 2002 and 2001 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2001.

Financial Condition at March 31, 2002 and September 30, 2001
------------------------------------------------------------

Total assets increased $1.9 million to $71.9 million at March 31, 2002. There was a $519,000 increase in cash and interest bearing deposits, a $1.4 million increase in investment securities, a $601,000 decrease in mortgage-backed securities, a $82,000 increase in FHLB Stock, a $412,000 increase in loans receivable, a $10,000 decrease in accrued interest receivable, a $42,000 decrease in premises and equipment, and a $69,000 increase in other assets. There were $3.6 million in securities which were called or matured in the period, $747,750 which were sold, and $6.0 million in securities which were purchased. The increases in cash and interest bearing deposits, investment securities, and loans receivable were primarily funded by a $1.9 million increase in deposits. The decrease in accrued interest receivable was due primarily to the timing of payments on mortgage loans and investment securities. One property was foreclosed and sold during the period.

Total liabilities increased $1.9 million to $62.8 million at March 31, 2002 as compared to September 30, 2001. The increase was due to an increase in deposits of $1.9 million, a decrease in advances for taxes & insurance of $16,000, and an increase in other liabilities of $3,000.

Stockholders' equity at March 31, 2002 decreased $66,000 to $9.1 million or 12.6% of total assets as compared to September 30, 2001. An increase in retained earnings of $33,000 was due to earnings of $96,000. Other components contributing to the change in stockholders' equity were an increase in additional paid-in capital of $5,000, unrealized losses on securities of $153,000, and a decrease in unearned ESOP and SBIP shares of $49,000.

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

                                                                                  March 31,      September 30,
                                                                                    2002            2001
                                                                               -------------    --------------
          Non-accrual loans ..............................................          $297            $339
          Loans past due 90 days or more and still accruing interest .....            --              73
          Foreclosed real estate and other repossessed assets ............            --              --
                                                                                    ----            ----
               Total non-performing assets ...............................          $297            $412
                                                                                    ====            ====


Non-accrual loans at March 31, 2002 and September 30, 2001 consisted primarily of residential real estate loans. All non-accrual loans are classified as substandard. As of March 31, 2002, one current loan was classified as $92,000 substandard and $5,000 loss due to value of the collateral securing the loan.

Results of Operations for the Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------------

Net Income - Net income increased $37,000 to $28,000 for the quarter ended March 31, 2002 as compared to a net loss of $9,000 for the quarter ended March 31, 2001. Diluted income per share increased from $(0.02) for the 2001 quarter end to $0.07 for the 2002 quarter end.

Net Interest Income - Net interest income increased $132,000 to $506,000 for the three months ended March 31, 2002. Interest income decreased $65,000 for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001, while interest expense decreased $197,000, resulting in an increase in net interest income of $132,000. The increase in interest income was due to an increase in loans receivable of $5.5 million along with an increase in mortgage-backed investments of $3.5 million, partially offset by a decrease in investment securities of $4.7 million. Interest expense decreased $197,000 from the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001. This was primarily due to the decrease in deposit expense of $173,000 along with a decrease in interest expense on FHLB advances of $24,000. Although there was a $4.9 million increase in deposits, primarily certificates of deposit, interest expense on deposits decreased $173,000 due to a decrease in the cost of deposits from 5.34% to 3.82% from March 31, 2001 to March 31, 2002. The decrease in interest on FHLB advances was due to the repayment of all FHLB advances in the prior fiscal year.

Provision for Loan Losses - The provision for loan loss increased $20,000 from March 31, 2001 to March 31, 2002. The majority of the increase was due to a $1.1 million increase in 1-4 family non-owner occupied loans for the three month period ended March 31, 2002. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Noninterest Income - Total noninterest income increased $23,000 to $36,000 for March 31, 2002. Service charges and other fees increased $9,000 for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. Also contributing to this increase was a decrease in loss from foreclosed assets of $11,000, an increase in gain from sale of investments of $1,000, and an increase in other income of $2,000.

Noninterest Expense - Total noninterest expense increased $81,000 to $488,000 for March 31, 2002. Of this increase, $63,000 was due to an increase in professional fees and $14,000 was due to an increase in other expenses.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Income Taxes - Income taxes increased from an $11,000 tax benefit for the quarter ended March 31, 2001 to a $6,000 tax expense for the quarter ended March 31, 2002 due to the increase in before tax income.

Results of Operations for the Six Months Ended March 31, 2002 and 2001
----------------------------------------------------------------------

Net Income - Net income increased $108,000 to $96,000 for the six month period ended March 31, 2002 as compared to a net loss of $12,000 for the same period ended March 31, 2001. Diluted income per share increased from $(0.03) for the 2001 period end to $0.25 for the 2002 period end.

Net Interest Income - Net interest income increased $276,000 to $1.0 million for the six months ended March 31, 2002. Interest income decreased $88,000 for the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001, while interest expense decreased $364,000, resulting in an increase in net interest income of $276,000. The increase in interest income was due to an increase in loans receivable of $5.5 million along with an increase in mortgage-backed investments of $3.5 million, partially offset by a decrease in investment securities of $4.7 million. Interest expense decreased $364,000 from the six month period ended March 31, 2002 as compared to the same period ended March 31, 2001. This was primarily due to the decrease in deposit expense of $276,000 along with a decrease in interest expense on FHLB advances of $88,000. Although there was a $4.9 million increase in deposits, primarily certificates of deposit, interest expense on deposits decreased $276,000 due to a decrease in the cost of deposits from 5.34% to 3.82% from March 31, 2001 to March 31, 2002. The decrease in interest on FHLB advances was due to the repayment of all FHLB advances in the prior fiscal year.

Provision for Loan Losses - The provision for loan losses increased $41,000 from March 31, 2001 to March 31, 2002. The majority of the increase was due to a $2.6 million increase in 1-4 family non-owner occupied loans and a $743,000 increase in commercial loans for the six month period ended March 31, 2002. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

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

Noninterest Income - Total noninterest income increased $18,000 to $55,000 for March 31, 2002. Service charges and other fees increased $18,000 for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. There was a decrease in loss from foreclosed assets of $6,000, offset by an decrease in other income of $6,000.

Noninterest Expense - Total noninterest expense increased $100,000 to $900,000 for March 31, 2002. Of this increase, $13,000 was due to an increase in employee salaries and benefits, $4,000 was due to an increase in data processing fees, $71,000 was due to an increase in professional fees, and $13,000 was due to an increase in other expenses.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Income Taxes - Income taxes increased from a $13,000 tax benefit for the quarter ended March 31, 2001 to a $32,000 tax expense for the quarter ended March 31, 2002 due to the increase in before tax income.

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

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002, cash and interest-bearing deposits totaled $4.7 million, or 6.5% of total assets. Investment securities classified as available-for-sale totaled $8.1 million at March 31, 2002.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At March 31, 2002, the Bank had outstanding loan commitments totaling $1.9 million and had undisbursed loans in process totaling $468,000. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2002 totaled $29.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from the cash inflow from savings deposits, loan payments and maturities of investment securities. Management also has the ability to obtain advances from the Federal Home Loan Bank to supplement liquidity.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of March 31, 2002, Palmyra Savings complied with all regulatory capital requirements stated below. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at March 31, 2002.


                                                                                                To Be Well Capitalized
                                                                       For Capital             Under Prompt Corrective
                                               Actual               Adequacy Purposes             Action Provisions
                                       --------------------       ---------------------        -----------------------
                                        Amount     Ratio           Amount      Ratio            Amount       Ratio
                                       -------     ------         --------   ----------        --------    -----------
                                                                  (Dollars in thousands)
As of March 31, 2002
  Total Risk-Based Capital
  (to Risk Weighted Assets)            $8,834      23.97%         $2,948       8.0%             $3,685       10.0%
  Tier 1 Capital
  (to Risk Weighted Assets)            $8,499      23.06%         $1,474       4.0%             $2,211        6.0%
  Tier 1 Capital
  (to Adjusted Assets)                 $8,499      11.81%         $2,159       3.0%             $3,599        5.0%
  Tangible Capital
  (to Adjusted Assets)                 $8,499      11.81%         $1,080       1.5%                N/A        N/A

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 24, 2002, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Moore, Horton & Carlson, P.C. as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                                         Number of Votes    Number of Votes
Election of Directors                        FOR               WITHHELD
---------------------                    ---------------    ---------------
Steve W. Lewis......................        305,472            23,125
Albert E. Davis.....................        316,872            11,725
Mark K. Bross.......................        316,497            12,100

    The Directors whose terms continued and the years their terms expire are as follows: James D. Lovegreen (2003), Eldon R. Mette (2003), L. Edward Schaeffer
(2004), and Robert M. Dearing (2004).

                                             Number of    Number of    Number of
                                               Votes        Votes        Votes
                                                FOR        AGAINST      ABSTAIN
                                             ---------   ----------   ----------
2.  Ratification of Moore, Horton &
    Carlson, P.C. as the Company's
    Independent Auditors.................     312,272      11,100        5,225

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

          3.1   Articles of Incorporation of PFSB Bancorp, Inc.*

          3.2   Bylaws of PFSB Bancorp, Inc.*

          4.0   Form of Stock Certificate of PFSB Bancorp, Inc.*

         10.1   Employment Agreement with Eldon R. Mette**

         10.2   Employment Agreement with Ronald L. Nelson**

         10.3   PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan***

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

                                   PFSB Bancorp, Inc.


      Date:  May 14, 2002          By: /s/ Eldon R. Mette
                                      ----------------------------------
                                           Eldon R. Mette
                                           President and Chief Executive Officer

      Date:  May 14, 2002          By: /s/ Ronald L. Nelson
                                      ----------------------------------
                                           Ronald L. Nelson
                                           Vice President, Treasurer
                                           and Secretary