Form 10QSB
period 2002-06-30
PFSB BANCORP INC
filed 2002-08-14
CIK 1075118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   -----------

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2002
                                                 -------------

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                         Commission File Number 0-25355
                                                -------

                               PFSB BANCORP, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Missouri                                     31-1627743
------------------------------------------------            -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)

 123 W. Lafayette St., P.O. Box 72, Palmyra, MO                   63461
------------------------------------------------            -------------------
  (Address of principal executive offices)                      (Zip Code)

                 573-769-2134
------------------------------------------------
          (Issuer's telephone number)


As of August 14, 2002, there were 418,195 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                 Transitional Small Business Disclosure Format

                            Yes            No     X
                                ----------     ----------

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2002

INDEX                                                                      PAGE
-----                                                                      ----

PART I -  FINANCIAL INFORMATION
-------------------------------

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                             1

   CONSOLIDATED STATEMENTS OF INCOME                                          2

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                      3

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               4-6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              7-10

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS                                                  11

ITEM 2.   CHANGES IN SECURITIES                                              11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

ITEM 5.   OTHER INFORMATION                                                  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                   12

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                                 June 30,    September 30,
                                                                                                   2002          2001
                                                                                               ---------------------------
                                                                                               (Unaudited)   (Unaudited)
ASSETS
   Cash (includes interest-bearing deposits of $5,013 and $3,883, respectively)                  $  5,261      $  4,185
   Investment securities:
       Available-for-sale, at fair value                                                            8,346         6,036
       Held-to-maturity (fair value of $256 and $912, respectively)                                   175           900
   Mortgage-backed securities held-to-maturity (fair value of $5,709 and $7,061, respectively)      5,602         6,970
   Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                             509           427
   Loans receivable, net (allowance for loan losses of $341 and $299 respectively)                 50,128        49,901
   Accrued interest receivable                                                                        499           538
   Premises and equipment                                                                             968         1,030
   Foreclosed Real Estate                                                                              57            --
   Other assets                                                                                        48            57
                                                                                                 --------      --------
                                              TOTAL ASSETS                                       $ 71,593      $ 70,044
                                                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits                                                                                      $ 62,060      $ 60,736
   Advances from borrowers for property taxes and insurance                                            57            55
   Dividends Payable                                                                                   63            --
   Other liabilities                                                                                  187           117
                                                                                                 --------      --------
                                           TOTAL LIABILITIES                                       62,367        60,908

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; 5,000,000 authorized, 559,000 issued                         6             6
   Additional paid-in capital                                                                       4,950         4,937
   Retained earnings-substantially restricted                                                       6,301         6,317
   Accumulated other comprehensive income                                                              35            28
   Unearned ESOP shares                                                                              (302)         (335)
   Unearned SBIP shares                                                                              (119)         (157)
   Treasury stock, at cost (140,805 and 142,048 shares of common stock, respectively)              (1,645)       (1,660)
                                                                                                 --------      --------
                                       TOTAL STOCKHOLDERS' EQUITY                                   9,226         9,136
                                                                                                 --------      --------
                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 71,593      $ 70,044
                                                                                                 ========      ========

See accompanying notes to consolidated financial statements.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                         Three Months Ended    Nine Months Ended
                                                                               June 30,              June 30,
                                                                           2002       2001       2002       2001
                                                                         ----------------------------------------
                                                                                       (Unaudited)
INTEREST INCOME
   Mortgage loans                                                        $   916    $   883    $ 2,774    $ 2,582
   Consumer and other loans                                                    6          9         18         32
   Interest-bearing deposits                                                   2         19         27         88
   Investment securities                                                     126        202        328        697
   Mortgage-backed securities                                                 86         57        285        155
                                                                         -------    -------    -------    -------
TOTAL INTEREST INCOME                                                    $ 1,136    $ 1,170    $ 3,432    $ 3,554

INTEREST EXPENSE
   Deposits                                                                  573        763      1,855      2,321
   Advances from FHLB                                                         --          5         --         93
                                                                         -------    -------    -------    -------
TOTAL INTEREST EXPENSE                                                   $   573    $   768    $ 1,855    $ 2,414
                                                                         -------    -------    -------    -------
NET INTEREST INCOME                                                          563        402      1,577      1,140

PROVISION FOR LOAN LOSSES                                                     --          8         41          8
                                                                         -------    -------    -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          563        394      1,536      1,132

NON-INTEREST INCOME
   Service charges and other fees                                             19         17         69         49
   Loss from foreclosed assets                                               (10)       (19)       (17)       (32)
   Gain from sale of investments                                               1          8          3         10
   Other income                                                                1         12         11         28
                                                                         -------    -------    -------    -------
TOTAL NON-INTEREST INCOME                                                     11         18         66         55

NON-INTEREST EXPENSE
   Employee salaries and benefits                                            214        194        637        604
   Occupancy costs                                                            42         43        126        131
   Advertising                                                                12         11         34         33
   Data processing                                                            24         23         77         72
   Federal insurance premiums                                                  3          4          8          8
   Professional fees                                                         105         25        261        110
   Directors' fees                                                            20         19         55         52
   Other expenses                                                             82         49        204        158
                                                                         -------    -------    -------    -------
TOTAL NON-INTEREST EXPENSE                                                   502        368      1,402      1,168
                                                                         -------    -------    -------    -------

INCOME BEFORE INCOME TAXES                                                    72         44        200         19

INCOME TAXES (INCOME TAX BENEFIT)                                             58          9         90         (4)
                                                                         -------    -------    -------    -------
NET INCOME                                                               $    14    $    35    $   110    $    23
                                                                         =======    =======    =======    =======
BASIC INCOME PER SHARE                                                   $  0.04    $  0.10    $  0.30    $  0.06
                                                                         =======    =======    =======    =======
DILUTED INCOME PER SHARE                                                 $  0.03    $  0.09    $  0.28    $  0.06
                                                                         =======    =======    =======    =======


See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                            June 30
                                                                                        2002       2001
                                                                                      -------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $   110    $    23
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                           66         63
   Amortization of premiums and discounts                                                   4         (1)
   Provisions for loan losses                                                              42         --
   Gain on sale of investments                                                             (3)       (10)
   Loss on sale of foreclosed real estate                                                  16         28
   ESOP shares released                                                                    45         40
   Amortization of SBIP                                                                    37         31
   Stock Option Expense                                                                     3         --
   Changes to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                          39        115
      Other assets                                                                         11         90
      Other liabilities                                                                    67       (106)
                                                                                      -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 437        273

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities, held-to-maturity          725      5,189
   Purchase of investment securities, available-for-sale                               (8,045)    (6,868)
   Proceeds from maturities and calls of investment securities, available-for-sale      5,747      8,437
   Purchase of mortgage-backed securities                                                (978)    (2,098)
   Principal collected on mortgage-backed securities                                    2,340        437
   Purchase of FHLB Stock                                                                 (83)       (24)
   Loans originated, net of repayments                                                  1,700       (807)
   Purchase of mortgage loans                                                          (2,079)    (2,071)
   Proceeds from sale of education loans                                                   37         41
   Purchase of premises and equipment                                                      (4)       (24)
   Proceeds from sales of foreclosed real estate                                            1         76
   Expenditures on foreclosed real estate                                                              2
                                                                                      -------    -------
NET CASH USED BY INVESTING ACTIVITIES                                                 $  (639)   $ 2,290

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                             1,325      2,911
   Advances from FHLB
      Borrowings                                                                           --         --
      Repayments                                                                           --     (4,250)
  Net increase in advances for taxes and insurance                                          2          4
  Proceeds from exercise of stock options                                                  13         --
  Dividends paid                                                                          (62)       (68)
  Purchase of treasury stock                                                               --       (422)
                                                                                      -------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      $ 1,278    $(1,825)
                                                                                      -------    -------
NET INCREASE IN CASH                                                                    1,076        738
CASH, BEGINNING OF PERIOD                                                               4,185      3,792
                                                                                      -------    -------
CASH, END OF PERIOD                                                                   $ 5,261    $ 4,530
                                                                                      =======    =======

See accompanying notes to Consolidated Financial Statements

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared by PFSB Bancorp, Inc. (the "Company") in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2002, interim financial statements.

The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements and related notes of PFSB Bancorp, Inc. should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended September 30, 2001.


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

                                                      Three Months Ended      Nine Months Ended
                                                           June 30,                June 30,
                                                       2002       2001         2002       2001
                                                    ---------------------------------------------
                                                    (In thousands, except   (In thousands, except
                                                      per share amounts)      per share amounts)
Basic earnings per share:

   Income (loss) available to common shareholders     $  14     $    35       $ 110     $    23
                                                      =====     =======       =====     =======

   Average common shares outstanding                    375         367         370         381
                                                      =====     =======       =====     =======

   Basic income (loss) per share                      $0.04     $  0.10       $0.30     $  0.06
                                                      =====     =======       =====     =======

   Diluted income (loss) per share                    $0.03     $  0.09       $0.28     $  0.06
                                                      =====     =======       =====     =======

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

A summary of ESOP shares at June 30, 2002 is as follows:

   Shares committed for release                                       2,236
   Shares released                                                   12,298
   Unreleased shares                                                 30,186
                                                                  ---------
                   TOTAL                                             44,720
                                                                  =========
   Fair value of unreleased shares                                $ 617,606
                                                                  =========


NOTE E--Stock Based Compensation Plans

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

The options will enable the recipient to purchase stock at the exercise price above. The options vest over three years following the date of grant and are exercisable for up to 10 years. As of June 30, 2002, options for 31,059 shares had vested, and options for 2,461 shares were exercised.

The restricted stock awards do not require any payment by the recipient and vest over five years following the date of the award. The Company funded the restricted stock awards with Treasury Stock which was purchased at a price above the fair market value of the Company's stock at the award date resulting in an increase in additional paid-in capital of $50,310. Amortization of the awards resulted in a charge to compensation and benefit expense of $10,478 for the three month period ended June 30, 2002.

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


NOTE F--Comprehensive Income

On October 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended June 30, 2002 and 2001, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three and nine month periods ended June 30, 2002 and 2001 is summarized as follows:

                                                              Three Months Ended      Nine Months Ended
                                                                   June 30,                June 30,
                                                               2002        2001        2002        2001
                                                          ------------------------------------------------
                                                          (Dollars in thousands)    (Dollars in thousands)
Net Income (loss)                                             $  14       $  35       $ 110       $  23

Other comprehensive income:
  Net unrealized holding gains (losses) on investments
   in debt and equity securities available-for-sale             162         (58)         10         151

  Adjustments for net securities (gains) losses realized
   in net income, net of applicable income taxes                 (1)         (5)         (3)         (6)
                                                              -----       -----       -----       -----

Total other comprehensive income (loss)                       $ 175       $ (28)      $ 117       $ 168
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

The discussion and analysis included herein covers material changes in results of operations during the three month periods ended June 30, 2002 and 2001 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2001.


Merger

Pursuant to an Agreement and Plan of Merger dated as of June 4, 2002, by and between the Company and First Federal Bancshares, Inc. ("First Federal Bancshares"), the Company has agreed to merge with First Federal Bancshares with First Federal Bancshares being the surviving corporation. As a result of this transaction, the Company and Palmyra Savings will cease to exist. First Federal Bancshares intends to operate Palmyra Savings' three locations as branches of First Federal Bank, the sole subsidiary of First Federal Bancshares. Under the terms of the merger agreement, shareholders of the Company will be entitled to receive either $21.00 in cash, shares of First Federal Bancshares common stock, or a combination of both in exchange for each share of the Company's common stock.


Financial Condition at June 30, 2002 and September 30, 2001

Total assets increased $1.5 million to $71.6 million at June 30, 2002. There was a $1.1 million increase in cash and interest bearing deposits, a $1.6 million increase in investment securities, a $1.4 million decrease in mortgage-backed securities, a $82,000 increase in FHLB Stock, a $227,000 increase in loans receivable, a $39,000 decrease in accrued interest receivable, a $62,000 decrease in premises and equipment, a $57,000 increase in foreclosed real estate, and a $9,000 decrease in other assets. There were $5.7 million in securities which were called or matured in the period, $747,750 which were sold, and $8.0 million in securities which were purchased. The increases in cash and interest bearing deposits, investment securities, and loans receivable were primarily funded by a $1.3 million increase in deposits. Five properties were foreclosed and two were sold during the period.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Total liabilities increased $1.5 million to $62.4 million at June 30, 2002 as compared to September 30, 2001. The increase was due to an increase in deposits of $1.3 million, an increase in advances for taxes and insurance of $2,000, an increase in dividends payable of $63,000, and an increase in other liabilities of $70,000.

Stockholders' equity at June 30, 2002 increased $90,000 to $9.2 million or 12.9% of total assets as compared to September 30, 2001. The majority of the $16,000 increase in retained earnings was due to earnings of $110,000 and dividends of $125,000. Other components contributing to the change in stockholders' equity were an increase in additional paid-in capital of $13,000, a decrease in unrealized losses on securities of $7,000, a decrease in unearned ESOP and SBIP shares of $71,000, and a decrease in treasury stock of $15,000 due to the exercise of stock options.

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets at the dates indicated.

                                                                   June 30,     September 30,
                                                                     2002            2001
                                                                   --------------------------
    Non-accrual loans ............................................   $215            $339
    Loans past due 90 days or more and still accruing interest ...    --               73
    Foreclosed real estate and other repossessed assets ..........     57             --
                                                                     ----            ----
         Total non-performing assets .............................   $272            $412
                                                                     ====            ====

Non-accrual loans at June 30, 2002 and September 30, 2001 consisted primarily of residential real estate loans. All non-accrual loans are classified as substandard. As of June 30, 2002, one current loan was classified as $92,000 substandard and $5,000 loss due to value of the collateral securing the loan.


Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income - Net income decreased $21,000 to $14,000 for the quarter ended June 30, 2002 as compared to $35,000 for the quarter ended June 30, 2001. Diluted income per share decreased from $0.09 for the 2001 quarter end to $0.03 for the 2002 quarter end.

Net Interest Income - Net interest income increased $161,000 to $563,000 for the three months ended June 30, 2002. Interest income decreased $34,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001, while interest expense decreased $195,000, resulting in an increase in net interest income of $161,000. The increase in interest income was due to an increase in loans receivable of $2.8 million along with an increase in mortgage-backed investments of $845,000, partially offset by a decrease in investment securities of $1.3 million. Interest expense decreased $195,000 from the three month period ended June 30, 2002 as compared to the same period ended June 30, 2001. This was primarily due to the decrease in deposit expense of $190,000 along with a decrease in interest expense on FHLB advances of $5,000. Although there was a $2.8 million increase in deposits, primarily in certificates of deposit, interest expense on deposits decreased $190,000 due to a decrease in the cost of deposits from 5.11% to 3.67% from June 30, 2001 to June 30, 2002. The decrease in interest on FHLB advances was due to the repayment of all FHLB advances in the prior fiscal year.

Provision for Loan Losses - The provision for loan losses decreased $8,000 from June 30, 2001 to June 30, 2002. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

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

Noninterest Income - Total noninterest income decreased $7,000 to $11,000 for June 30, 2002. Service charges and other fees increased $2,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. Also contributing to this decrease was a decrease in loss from foreclosed assets of $9,000, a decrease in gain from sale of investments of $7,000, and a decrease in other income of $11,000.

Noninterest Expense - Total noninterest expense increased $134,000 to $502,000 for June 30, 2002. Of this increase, $80,000 was due to an increase in professional fees primarily due to the pending merger, $20,000 was due to an increase in employee's salaries and benefits, and $33,000 was due to an increase in other expenses.

Income Taxes - Income taxes increased from $9,000 for the quarter ended June 30, 2001 to $58,000 for the quarter ended June 30, 2002 primarily due to $64,000 in non tax deductible expenses relating to the pending merger.


Results of Operations for the Nine Months Ended June 30, 2002 and 2001

Net Income - Net income increased $87,000 to $110,000 for the nine month period ended June 30, 2002 as compared to net income of $23,000 for the same period ended June 30, 2001. Diluted income per share increased from $0.06 for the 2001 period end to $0.28 for the 2002 period end.

Net Interest Income - Net interest income increased $437,000 to $1.6 million for the nine months ended June 30, 2002. Interest income decreased $122,000 for the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001, while interest expense decreased $559,000, resulting in the increase net interest income of $437,000. The increase in interest income was due to an increase in loans receivable of $2.8 million along with an increase in mortgage-backed investments of $845,000, partially offset by a decrease in investment securities of $1.3 million. Interest expense decreased $559,000 from the nine month period ended June 30, 2002 as compared to the same period ended June 30, 2001. This was primarily due to the decrease in deposit expense of $466,000 along with a decrease in interest expense on FHLB advances of $93,000. Although there was a $2.8 million increase in deposits, primarily certificates of deposit, interest expense on deposits decreased $466,000 due to a decrease in the cost of deposits from 5.11% to 3.67% from June 30, 2001 to June 30, 2002. The decrease in interest on FHLB advances was due to the repayment of all FHLB advances in the prior fiscal year.

Provision for Loan Losses - The provision for loan losses increased $33,000 from June 30, 2001 to June 30, 2002. The majority of the increase was due to an increase in 1-4 family non-owner occupied loans and commercial loans for the nine month period ended June 30, 2002. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

                       PFSB BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Noninterest Income - Total noninterest income increased $11,000 to $66,000 for June 30, 2002. Service charges and other fees increased $20,000 for the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001. There was a decrease in loss from foreclosed assets of $15,000, offset by a decrease in gain from sale of investments of $7,000 and a decrease in other income of $17,000.

Noninterest Expense - Total noninterest expense increased $234,000 to $1.4 million for June 30, 2002. Of this increase, $33,000 was due to an increase in employee salaries and benefits, $151,000 was due to an increase in professional fees primarily relating to the pending merger, and $46,000 was due to an increase in other expenses.

Income Taxes - Income taxes increased from a $4,000 tax benefit for the nine months ended June 30, 2001 to a $90,000 tax expense for the same period ended June 30, 2002 primarily due to $108,000 in non tax deductable expenses relating to the pending merger.


Liquidity and Capital Resources

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

Palmyra Savings must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. Palmyra Savings generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2002, cash and interest-bearing deposits totaled $5.3 million, or 7.4% of total assets. Investment securities classified as available-for-sale totaled $8.3 million at June 30, 2002.

The Bank's primary investing activity is the origination and purchase of one- to four-family mortgage loans. At June 30, 2002, the Bank had outstanding loan commitments totaling $1.5 million and had undisbursed loans in process totaling $639,000. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2002 totaled $28.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from the cash inflow from savings deposits, loan payments and maturities of investment securities. Management also has the ability to obtain advances from the Federal Home Loan Bank to supplement liquidity.

Office of Thrift Supervision regulations require Palmyra Savings to maintain specific amounts of regulatory capital. As of June 30, 2002, Palmyra Savings complied with all regulatory capital requirements stated below. The following table summarizes Palmyra Savings' capital ratios and the ratios required by regulation at June 30, 2002.

                                                                           To Be Well Capitalized
                                                          For Capital      Under Prompt Corrective
                                     Actual            Adequacy Purposes      Action Provisions
                                -----------------      -----------------   -----------------------
                                Amount      Ratio       Amount    Ratio       Amount    Ratio
                                ------      -----       ------    -----       ------    -----
                                                    (Dollars in thousands)
As of June 30, 2002
  Total Risk-Based Capital
  (to Risk Weighted Assets)     $8,981      24.22%      $2,967     8.0%       $3,708     10.0%
  Tier 1 Capital
  (to Risk Weighted Assets)     $8,646      23.32%      $1,483     4.0%       $2,225      6.0%
  Tier 1 Capital
  (to Adjusted Assets)          $8,646      12.07%      $2,149     3.0%       $3,581      5.0%
  Tangible Capital
  (to Adjusted Assets)          $8,646      12.07%      $1,074     1.5%          N/A       N/A

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

a.       Exhibits

          3.1  Articles of Incorporation of PFSB Bancorp, Inc.*

          3.2  Bylaws of PFSB Bancorp, Inc.*

          4.0  Form of Stock Certificate of PFSB Bancorp, Inc.*

         10.1  Employment Agreement with Eldon R. Mette **

         10.2  Employment Agreement with Ronald L. Nelson **

         10.3  PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan ***

         99.1  Chief Executive Officer Certification

         99.2  Chief Financial Officer Certification

b.       Reports on Form 8-K

         On June 6, 2002, the Company filed a Current Report on Form 8-K disclosing that it had entered into an Agreement and Plan of Merger with First Federal Bancshares, Inc. pursuant to which the Company will merge with and into First Federal Bancshares, Inc. The Agreement and Plan of Merger and the press release announcing the merger were filed as exhibits.


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

                                        PFSB Bancorp, Inc.

Date:  August 14, 2002                  By: /s/ Eldon R. Mette
                                            -----------------------------
                                                Eldon R. Mette
                                                President and Chief
                                                Executive Officer


Date:  August 14, 2002                  By: /s/ Ronald L. Nelson
                                            -----------------------------
                                                Ronald L. Nelson
                                                Vice President, Treasurer
                                                and Secretary